Form 10-Q
period 1999-06-30
MEDIA METRIX INC
filed 1999-08-12
CIK 1039446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999
                                       or
              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

                        Commission File Number 000-25943

                               Media Metrix, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                11-3374729
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                               35 East 21st Street
                               New York, NY 10010
               (Address of principal executive offices) (Zip Code)

                                 (212) 460-7980
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|         No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 17,302,448 shares outstanding as of August 9, 1999

                               Media Metrix, Inc.

                                      Index

PART I        Financial Information

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets--
              June 30, 1999 and December 31, 1998..............................1

              Condensed Statements of Operations--
              Three and Six Months Ended June 30, 1999 and 1998................2

              Condensed Statement of Stockholders' Equity--
              Six Months Ended June 30, 1999...................................3

              Condensed Statements of Cash Flows--
              Six Months Ended June 30, 1999 and 1998..........................4

              Notes to Condensed Financial Statements .........................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................7

PART II       Other Information

Item 1.       Legal Proceedings...............................................14

Item 2.       Changes in Securities and Use of Proceeds.......................14

Item 3.       Defaults Upon Senior Securities.................................14

Item 4.       Submission of Matters to a Vote of Security Holders ............14

Item 5.       Other Information...............................................14

Item 6.       Exhibits and Reports on Form 8-K  ..............................14

Signatures

Part I. Financial Information

                               Media Metrix, Inc.

                            Condensed Balance Sheets

                                                                                                    December 31,
                                                                                 June 30, 1999          1998
                                                                                 -------------------------------
Assets                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                      $ 36,382,986       $  8,012,020
  Marketable securities                                                            10,453,998                 --
  Receivables:
    Trade, less allowance for doubtful accounts of $318,000 in 1999
      and $220,000 in 1998                                                          2,797,790          1,119,905
    Expenditures billable to clients                                                  169,695            250,432
                                                                                 -------------------------------
  Total receivables                                                                 2,967,485          1,370,337
  Prepaid expenses and other current assets                                           402,531            207,333
                                                                                 -------------------------------
Total current assets                                                               50,207,000          9,589,690

Property and equipment, at cost, net of accumulated depreciation
  and amortization of $187,355 in 1999 and $75,930 in 1998                            875,149            649,790
Intangibles acquired, net of accumulated amortization
  of $1,976,105 in 1999 and $479,000 in 1998                                        4,439,661          5,736,766
Other assets                                                                          219,889             83,774
                                                                                 -------------------------------
Total assets                                                                     $ 55,741,699       $ 16,060,020
                                                                                 ===============================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable and accrued liabilities                                       $  3,426,953       $  2,308,323
  Due to The NPD Group, Inc.                                                          557,360          4,705,825
  Advance billings to clients                                                       2,961,132          1,391,275
  Current portion of long-term debt                                                   139,471            127,179
                                                                                 -------------------------------
Total current liabilities                                                           7,084,916          8,532,602

Long-term debt                                                                        151,463            225,353
Redeemable Preferred Stock--$1 par value; 41,446 shares issued and outstanding; liquidation and redemption value--
  $4,679,760 in 1998                                                                       --          4,679,760

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value--5,000,000 shares authorized                             --                 --
  Common stock, $.01 par value--60,000,000 shares authorized; shares issued
    and outstanding--17,302,448 in 1999 and 13,098,808 in 1998                        173,024            130,988
  Additional paid-in capital                                                       70,757,192         18,149,203
  Common stock issuable                                                                    --          1,999,831
  Accumulated other comprehensive loss                                                (27,382)                --
  Accumulated deficit                                                             (21,153,681)       (16,093,242)
  Deferred compensation                                                            (1,243,833)        (1,564,475)
                                                                                 -------------------------------
Total stockholders' equity                                                         48,505,320          2,622,305
                                                                                 ===============================
Total liabilities and stockholders' equity                                       $ 55,741,699       $ 16,060,020
                                                                                 ===============================

See accompanying notes.

                               Media Metrix, Inc.

                 Condensed Statements of Operations (Unaudited)

                                                       Three months ended June 30,           Six months ended June 30,
                                                     -------------------------------       ------------------------------
                                                         1999               1998               1999              1998
                                                     --------------------------------------------------------------------
Revenues                                             $  4,257,583       $  1,344,824      $  7,435,122       $  2,504,542
Costs of revenues                                       2,118,162            800,878         3,838,152          1,600,550
                                                     ------------       ------------       ------------      ------------
Gross profit                                            2,139,421            543,946         3,596,970            903,992

Operating expenses:
  Research and development                                992,048            259,966         1,672,939            508,133
  Sales and marketing                                   1,812,587            711,101         3,147,133          1,286,219
  General and administrative                            1,287,704            412,046         2,337,014            846,241
  Amortization of deferred compensation                   197,000                 --           304,917                 --
  Amortization of intangibles                             748,505                 --         1,497,105                 --
                                                     ------------       ------------       ------------      ------------
Total operating expenses                                5,037,844          1,383,113         8,959,108          2,640,593
                                                     ------------       ------------       ------------      ------------

Loss from operations                                   (2,898,423)          (839,167)       (5,362,138)        (1,736,601)

Interest and other income, net                            331,593              3,283           410,894             48,589
                                                     ------------       ------------       ------------      ------------

Net loss                                               (2,566,830)          (835,884)       (4,951,244)        (1,688,012)
Preferred stock dividends                                 (27,299)           (77,742)         (109,195)          (154,147)
                                                     ------------       ------------       ------------      ------------

Net loss applicable to common stockholders           $ (2,594,129)      $   (913,626)     $ (5,060,439)      $ (1,842,159)
                                                     ============       ============       ============      ============

Basic and diluted net loss per share applicable
  to common stockholders                             $      (0.16)      $      (0.14)      $      (0.35)     $      (0.28)
                                                     ============       ============       ============      ============

Shares used in the calculation of basic and
  diluted net loss per share applicable to
  common stockholders                                  15,865,519          6,523,330        14,583,630          6,523,330
                                                     ============       ============       ============      ============

See accompanying notes.

                               Media Metrix, Inc.

                   Condensed Statement of Stockholders' Equity

                   Six months ended June 30, 1999 (unaudited)

                                                                                         Additional           Common
                                                            Common Stock                  Paid-in              Stock
                                                      Shares            Amount            Capital            Issuable
                                                    -------------------------------------------------------------------
Balance at December 31, 1998                        13,098,808       $    130,988       $ 18,149,203       $  1,999,831
Net loss                                                    --                 --                 --                 --
Unrealized losses on  marketable securities                 --                 --                 --                 --

Total comprehensive loss
Issuance of common stock issuable                      194,380              1,944          1,997,887         (1,999,831)
Initial public offering, net of $5,867,500
  of related costs and expenses                      3,250,000             32,500         49,350,000                 --
Exercise of warrants and stock options                 759,260              7,592          1,250,237                 --
Amortization of deferred compensation                       --                 --                 --                 --
Reversal of deferred compensation on options
  forfeited                                                 --                 --            (15,725)                --
Acceleration of vesting on options                          --                 --             25,590                 --
Accrual of Redeemable Preferred Stock
  dividends                                                 --                 --                 --                 --
                                                  ---------------------------------------------------------------------
Balance at June 30, 1999                            17,302,448       $    173,024       $ 70,757,192       $         --
                                                  =====================================================================

                                                   Accumulated
                                                      Other                                                    Total
                                                  Comprehensive      Accumulated          Deferred          Stockholders'
                                                      Loss             Deficit          Compensation          Equity
                                                  ------------       ------------       ------------       ------------
Balance at December 31, 1998                      $         --       $(16,093,242)      $ (1,564,475)      $  2,622,305
Net loss                                                    --         (4,951,244)                --         (4,951,244)
Unrealized losses on  marketable securities            (27,382)                --                 --            (27,382)
                                                                                                           ------------
Total comprehensive loss                                                                                     (4,978,626)
Issuance of common stock issuable                           --                 --                 --                 --
Initial public offering, net of $5,867,500
  of related costs and expenses                             --                 --                 --         49,382,500
Exercise of warrants and stock options                      --                 --                 --          1,257,829
Amortization of deferred compensation                       --                 --            304,917            304,917
Reversal of deferred compensation on options
  forfeited                                                 --                 --             15,725                 --
Acceleration of vesting on options                          --                 --                 --             25,590
Accrual of Redeemable Preferred Stock
  dividends                                                 --           (109,195)                --           (109,195)
                                                  ---------------------------------------------------------------------
Balance at June 30, 1999                          $    (27,382)      $(21,153,681)      $ (1,243,833)      $ 48,505,320
                                                  =====================================================================

See accompanying notes.

                               Media Metrix, Inc.

                       Condensed Statements of Cash Flows

                                                                     Six months ended June 30
                                                                     1999               1998
                                                                 -------------------------------
Operating activities
Net loss                                                         $ (4,951,244)      $ (1,688,012)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss on disposal of equipment                                       8,455                 --
    Provision for bad debts                                            98,144             19,400
    Depreciation and amortization of property and equipment           120,849             14,613
    Amortization of intangibles                                     1,497,105                 --
    Acceleration of vesting on options                                 25,590                 --
    Amortization of deferred compensation                             304,917                 --
    Changes in operating assets and liabilities:
      Receivables                                                  (1,695,292)           (70,771)
      Prepaid expenses and other current assets                      (195,198)           (13,905)
      Accounts payable and accrued liabilities                        918,630           (263,169)
      Advance billings to clients                                   1,569,857             91,611
      Due to The NPD Group, Inc.                                   (4,148,465)           700,730
                                                                 -------------------------------
Net cash used in operating activities                              (6,446,652)        (1,209,503)

Investing activities
Purchase of marketable securities                                 (10,481,380)                --
Purchases of property and equipment                                  (354,663)           (13,925)
Security deposits                                                    (136,115)                --
                                                                 -------------------------------
Net cash used in investing activities                             (10,972,158)           (13,925)

Financing activities
Repayments on long-term debt                                          (61,598)                --
Redemption  of redeemable preferred stock                          (4,788,955)                --
Net proceeds from initial public offering                          49,382,500                 --
Proceeds from exercise of warrants and options                      1,257,829                 --
                                                                 -------------------------------
Net cash provided by financing activities                          45,789,776                 --
                                                                 -------------------------------

Net increase (decrease) in cash and cash equivalents               28,370,966         (1,223,428)
Cash and cash equivalents at beginning of period                    8,012,020          1,869,013
                                                                 ===============================
Cash and cash equivalents at end of period                       $ 36,382,986       $    645,585
                                                                 ===============================

Supplemental information
Interest paid                                                    $     30,487       $         --
                                                                 ===============================

See accompanying notes.

                               Media Metrix, Inc.

                     Notes to Condensed Financial Statements

                                  June 30, 1999

A. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required to by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Media Metrix's Prospectus dated May 7, 1999.

B. Marketable Securities

Media Metrix accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All investments have been classified as available-for-sale securities as of June 30, 1999. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

C. Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The denominator used in the computation of basic and diluted net loss per share is the weighted average number of common shares outstanding for the respective period. The calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of employee stock options and warrants and conversion of convertible preferred stock as the effect would be anti-dilutive.

D. Initial Public Offering

In May 1999, Media Metrix consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock at a price of $17 per share. The underwriters in connection with the IPO exercised their over-allotment option to purchase an additional 250,000 shares from Media Metrix and 200,000 shares from existing shareholders at a price of $17 per share. The total net proceeds to Media Metrix amounted to approximately $49,383,000 after deducting the underwriters' discount and related expenses of $5,867,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements in this Form 10-Q concerning our future prospects are "forward looking statements" under the federal securities laws. Forward looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus dated May 7, 1999. You are encouraged to review such risk factors carefully.

Overview

      We provide Internet audience measurement products and services to leading Internet advertisers and advertising agencies, Internet properties, technology companies and financial institutions.

      Our business was originally conducted as a division within The NPD Group, Inc., a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD, although NPD has continued to provide PC Meter with administrative and support services and technology licenses. By July 1996, we increased the size of our panel to over 10,000 individuals and significantly increased our product offerings. In April 1997, PC Meter was merged into Media Metrix and we raised approximately $4.0 million in a private placement to fund the expansion of our business. The assets and liabilities and related revenues and expenses of PC Meter have been reflected in our financial statements at their historical book values.

      In November 1998, we merged with RelevantKnowledge, our leading competitor. After giving effect to the merger, the former stockholders of RelevantKnowledge were issued 3,890,874 shares of Media Metrix common stock. Following the merger, we increased our panel size and began to integrate the best technological features from each company into our systems and processes. Due to the combination, in the fourth quarter of 1998 we had considerable expenses due to costs incurred by operating two distinct panels, production systems and administrative infrastructures. We anticipate that these costs will decrease as we more fully integrate the business and operations of the two companies. In connection with the merger, we acquired $6.4 million of intangibles, which are being amortized over periods varying from one to three years.

      Our revenues are derived from our measurement products and services. Our product offerings include both syndicated products and customized products. We sell our syndicated products on an annual subscription basis. We typically bill our syndicated clients, in advance, for the next three months of products. Since 1997, syndicated products have accounted for approximately 90% of our revenues, while customized products and services have accounted for approximately 10%. Our combined customer base increased from approximately 100 customers at the end of 1997 to more than 420 as of June 30, 1999. Of the 75 customers subscribing under annual contracts for our syndicated products and services at the end of 1997, over 95% remained customers at the end of 1998.

      We recognize revenues for the syndicated products and services over the term of the related contract as services are provided. Revenues for customized products and services are recognized in the period in which the product or service is delivered.

      Our business model is based on creating multiple products and services from our core panel-based market research, technologies and databases. The core panel of 40,000 individuals under continuous measurement has been established over the past three years. We recruit individuals to become members of our panel through random direct mail and telephone solicitations. We incur costs in connection with recruiting and retaining members of our panel. These costs are expensed in the year incurred. We plan to introduce a new version of our patented metering technology in 1999, which is expected to reduce the use of mail in connection with the panel and provide cost savings. Our rate of expense growth, other than panel and production, is primarily driven by increases in headcount and sales and marketing expenditures.

      We have incurred significant losses from operations since our inception. We incurred losses from operations of $3.4 million in 1996, $4.7 million in 1997, $7.2 million in 1998 and $5.4 million in the six months ended June 30, 1999. If the merger with RelevantKnowledge had taken place on January 1, 1998, our pro forma loss from operations for 1998 would have been $16.0 million. This pro forma loss from operations includes a full year of amortization of $2.9 million of intangibles and a non-cash expense recorded for the issuance of warrants of $971,000. As of June 30, 1999, we had an accumulated deficit of $21.2 million. As of December 31, 1998, we had an outstanding payable to NPD for $4.7 million under the management services agreement, $4.1 million of which was paid in January 1999. As of June 30, 1999, we had an outstanding payable to NPD for $557,000. Charges from NPD have decreased in 1999 as we have taken on the direct management of our own payroll and computer systems.

      We expect that we will incur significant expenses in the future associated with our planned international expansion. In particular, we plan on hiring senior personnel to manage the anticipated international operations and on entering into joint ventures with local partners. This will probably involve the recruitment of a panel and the expenditure of significant funds. In addition, we intend to invest heavily in further development and improvement of our technologies and development of additional products and services.

Results of Operations

      The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                    ------------------      ------------------
                                     1998        1999        1998        1999
Revenues .......................     100.0%      100.0%      100.0%      100.0%
Costs of revenues ..............      59.6        49.8        63.9        51.6
                                    ------      ------      ------      ------
Gross profit (loss) ............      40.4        50.2        36.1        48.4
Operating expenses:
  Research and development .....      19.3        23.3        20.3        22.5
  Sales and marketing ..........      52.9        42.6        51.3        42.3
  General and administrative ...      30.6        30.2        33.8        31.4
  Amortization of intangibles ..        --        17.6          --        20.2
  Amortization of deferred
  compensation .................        --         4.6          --         4.1
                                    ------      ------      ------      ------
Total operating expenses .......     102.9       118.3       105.4       120.5
                                    ------      ------      ------      ------
Loss from operations ...........     (62.3)      (68.1)      (69.3)      (72.1)
Interest income, net ...........       0.3         7.8         1.9         5.5
                                    ------      ------      ------      ------
Net loss .......................     (62.1)%     (60.3)%     (67.4)%     (66.6)%
                                    ======      ======      ======      ======

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1999

      Revenues. Revenues increased 216.6% from $1.3 million for three months ended June 30, 1998 to $4.3 million for the three months ended June 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the three months ended June 30, 1998 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers, including customers acquired in connection with the RelevantKnowledge merger, and an increase in the amount of products and services sold to our customers. No single customer accounted for more than 10% of revenues during either of the three months ended June 30, 1998 and 1999.

      Costs of Revenues. Costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $544,000 for the three months ended June 30, 1998, or 40.4% of revenues. Gross profit was $2.1 million for the three months ended June 30, 1999, or 50.2% of revenues. The increase in gross profit as a percentage of revenues for the three months ended June 30, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

      Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $260,000 for the three months ended June 30, 1998, or 19.3% of revenues. Research and development costs were $992,000 for the three months ended June 30, 1999, or 23.3% of revenues. The increase in research and development costs as a percentage of revenues for the three months ended June 30, 1999 was due primarily to increases in research and development personnel, including the addition of personnel and consulting costs.

      Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relation costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $711,000 for the three months ended June 30, 1998, or 52.9% of revenues. Sales and marketing costs were $1.8 million for the three months ended June 30, 1999, or 42.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, and additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $412,000 for the three months ended June 30, 1998, or 30.6% of revenues. General and administrative costs were $1.3 million for the three months ended June 30, 1999, or 30.2% of revenues. The increase in absolute dollars was due to the expenses associated with becoming a public company and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with the RelevantKnowledge merger. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      Amortization of Deferred Compensation. Deferred compensation of $197,000 for the three months ended June 30, 1999 relates to a non-cash compensation expense recorded in connection with stock options granted in December 1998.

      Amortization of Intangibles. Amortization charges of $749,000 for the three months ended June 30, 1999 represent the amortization of RelevantKnowledge's panel, which is being amortized over 12 months, and amortization of other intangibles acquired in our merger with RelevantKnowledge, which are being amortized over three years.

      Loss from Operations. Our loss from operations was $839,000 for the three months ended June 30, 1998, or 62.3% of revenues. Loss from operations was $2.9 million for the three months ended June 30, 1999, or 68.1% of revenues. Loss from operations was higher in the three months ended June 30, 1999 due to the continued expansion of our business, the merger with RelevantKnowledge and amortization of intangibles.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1999

      Revenues. Revenues increased 196.9% from $2.5 million for six months ended June 30, 1998 to $7.4 million for the six months ended June 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the six months ended June 30, 1998 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers, including customers acquired in connection with the RelevantKnowledge merger, and an increase in the amount of products and services sold to our customers. No single customer accounted for more than 10% of revenues during either of the six months ended June 30, 1998 and 1999.

      Costs of Revenues. Gross profit was $904,000 for the six months ended June 30, 1998, or 36.1% of revenues. Gross profit was $3.6 million for the six months ended June 30, 1999, or 48.4% of revenues. The increase in gross profit as a percentage of revenues for the six months ended June 30, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

      Research and Development. Research and development costs were $508,000 for the six months ended June 30, 1998, or 20.3% of revenues. Research and development costs were $1.7 million for the six months ended June 30, 1999, or 22.5% of revenues. The increase in research and development costs as a percentage of revenues for the six months ended June 30, 1999 was due primarily to increases in research and development personnel and consulting costs.

      Sales and Marketing. Sales and marketing costs were $1.3 million for the six months ended June 30, 1998, or 51.3% of revenues. Sales and marketing costs were $3.1 million for the six months ended June 30, 1999, or 42.3% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, and additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      General and Administrative. General and administrative costs were $846,000 for the six months ended June 30, 1998, or 33.8% of revenues. General and administrative costs were $2.3 million for the six months ended June 30, 1999, or 31.4% of revenues. The increase in absolute dollars was due to the expenses associated with becoming a public company and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with the RelevantKnowledge merger. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      Amortization of Deferred Compensation. Deferred compensation of $305,000 for the six months ended June 30, 1999 relates to a non-cash compensation expense recorded in connection with stock options granted in December 1998.

      Amortization of Intangibles. Amortization charges of $1.5 million for the six months ended June 30, 1999 represent the amortization of RelevantKnowledge's panel and amortization of other intangibles acquired in our merger with RelevantKnowledge.

      Loss from Operations. Our loss from operations was $1.7 million for the six months ended June 30, 1998, or 69.3% of revenues. Loss from operations was $5.0 million for the six months ended June 30, 1999, or 72.1% of revenues. Loss from operations in terms of absolute dollars was higher in the six months ended June 30, 1999 due to the continued expansion of our business, the merger with RelevantKnowledge and amortization of intangibles. The decrease in loss from operations as a percentage of revenues was due to an increase in revenues relative to the increases in costs of revenues and operating costs.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, RelevantKnowledge's cash on hand at the time of the merger, cash from operations and the proceeds of an initial public offering. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million.

      Net cash used in operating activities was $1.2 million for the six months ended June 30, 1998, compared with $6.4 million for the six months ended June 30, 1999. The variance for the 1998 period compared to the 1999 period was due to the repayment of $4.1 million to NPD, in addition to a higher net loss for the period.

      Net cash used in investing activities was $14,000 for the six months ended June 30, 1998, compared with $11.0 million for the six months ended June 30, 1999. The increase was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock pending the use of these proceeds for working capital purposes.

      Net cash provided by financing activities was $45.8 million for the six months ended June 30, 1999. Cash provided by financing activities for the six months ended June 30, 1999 resulted from the receipt of the proceeds of our initial public offering, plus $1.3 million in proceeds received from the exercise of warrants and stock options, offset by the redemtpion of our redeemable preferred stock for $4.8 million.

      As of June 30, 1999, we had $36.4 million of cash and cash equivalents. As of June 30, 1999, our principal commitments consisted of accrued obligations under our agreements with NPD in the amount of $557,000.

      Although we have no material commitments for capital expenditures, management anticipates that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including in connection with the anticipated separation of our systems from those of NPD. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2:     Changes in Securities and Use of Proceeds.

      The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our Common Stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through June 30, 1999, all proceeds were applied as follows:

      o $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

      o     $450,000 for working capital purposes; and

      o the remainder has been invested in short term, investment grade securities.

      From April 1, 1999 through June 30, 1999, we issued and sold 205,050 shares of our common stock pursuant to the exercise of warrants to investors for aggregate consideration of $34,132. We also issued 104,666 shares of our common stock pursuant to the exercise of warrants to investors who elected to exercise such warrants pursuant to their cashless exercise provisions. These investors surrendered that number of warrant shares the value of which at the initial public offering price of $17 equaled the aggregate exercise price of the remaining warrant shares.

      No underwriters were engaged in connection with the sale of the shares pursuant to the exercise of outstanding warrants. The issuance of the shares upon the exercise of the warrant was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K
            None

(a)   Exhibits.

      27    Financial Data Schedule

(b)   Reports on Form 8-K.

      None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Media Metrix, Inc.
                                                      (Registrant)


Dated: August 10, 1999                    By: /s/ Tod Johnson
                                          --------------------------------------
                                          Tod Johnson
                                          Chief Executive Officer


Dated: August 10, 1999                    By: /s/ Thomas A. Lynch
                                          --------------------------------------
                                          Thomas A. Lynch
                                          Chief Financial Officer, Secretary and
                                          Treasurer