Form 10-Q
period 1999-09-30
MEDIA METRIX INC
filed 1999-11-12
CIK 1039446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      |X|   Quarterly Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 1999

                                       or

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

                              250 Park Avenue South
                               New York, NY 10003
               (Address of principal executive offices) (Zip Code)

                                 (212) 515-8700
              (Registrant's telephone number, including area code)

                               35 East 21st Street
                            New York, New York 10010
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|    No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 19,659,421 shares outstanding as of November 5, 1999

                               Media Metrix, Inc.

                                      Index

PART I      Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets--
            September 30, 1999 and December 31, 1998.........................1

            Consolidated Statements of Operations--
            Three and Nine Months Ended September 30, 1999 and 1998..........2

            Consolidated Statement of Stockholders' Equity--
            Nine Months Ended September 30, 1999.............................3

            Consolidated Statements of Cash Flows--
            Nine Months Ended September 30, 1999 and 1998....................4

            Notes to Consolidated Financial Statements.......................5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................7

Item 3.     Quantitative and Qualitative Disclosures of Market Risk.........15

PART II     Other Information

Item 1.     Legal Proceedings...............................................16

Item 2.     Changes in Securities and Use of Proceeds.......................16

Item 3.     Defaults Upon Senior Securities.................................16

Item 4.     Submission of Matters to a Vote of Security Holders.............16

Item 5.     Other Information...............................................17

Item 6.     Exhibits and Reports on Form 8-K................................17

Signatures

Part I.     Financial Information

                               Media Metrix, Inc.
                           Consolidated Balance Sheets

                                                                             September 30,     December 31,
                                                                                 1999              1998
                                                                             ------------------------------
                                                                             (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                                              $ 22,280,324      $  8,012,020
      Marketable securities                                                    23,455,969                --
      Receivables:
         Trade, less allowance for doubtful accounts of $393,000 in 1999
             and $220,000 in 1998                                               2,388,630         1,119,905
         Expenditures billable to clients                                         309,876           250,432
                                                                             ------------------------------
      Total receivables                                                         2,698,506         1,370,337
      Prepaid expenses and other current assets                                 1,014,536           207,333
                                                                             ------------------------------
Total current assets                                                           49,449,335         9,589,690

Property and equipment, at cost, net of accumulated depreciation
      and amortization of $306,184 in 1999 and $75,930 in 1998                  1,878,423           649,790
Intangibles acquired, net of accumulated amortization
      of $2,724,605 in 1999 and $479,000 in 1998                                3,691,161         5,736,766
Other assets                                                                      208,916            83,774
                                                                             ------------------------------
Total assets                                                                 $ 55,227,835      $ 16,060,020
                                                                             ==============================

Liabilities and stockholders' equity
Current liabilities:
      Accounts payable and accrued liabilities                               $  5,224,203      $  2,308,323
      Due to The NPD Group, Inc.                                                  338,451         4,705,825
      Advance billings to clients                                               2,811,778         1,391,275
      Current portion of long-term debt                                           193,166           127,179
                                                                             ------------------------------
Total current liabilities                                                       8,567,598         8,532,602

Long-term debt                                                                    223,633           225,353
Redeemable Preferred Stock--$1 par value; 41,446 shares issued and outstanding; liquidation and redemption value--
      $4,679,760 in 1998                                                               --         4,679,760

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value--5,000,000 shares authorized                     --                --
      Common stock, $.01 par value--60,000,000 shares authorized;
         shares issued and outstanding--17,457,864 in 1999 and
         13,098,808 in 1998                                                       174,579           130,988
      Additional paid-in capital                                               71,464,256        18,149,203
      Common stock issuable                                                            --         1,999,831
      Accumulated other comprehensive loss                                        (52,832)               --
      Accumulated deficit                                                     (23,783,072)      (16,093,242)
      Deferred compensation                                                    (1,366,327)       (1,564,475)
                                                                             ------------------------------
Total stockholders' equity                                                     46,436,604         2,622,305
                                                                             ------------------------------
Total liabilities and stockholders' equity                                   $ 55,227,835      $ 16,060,020
                                                                             ==============================

See accompanying notes.

                               Media Metrix, Inc.
                Consolidated Statements of Operations (Unaudited)

                                                              Three months ended                   Nine months ended
                                                                 September 30,                       September 30,
                                                        ------------------------------------------------------------------
                                                             1999             1998               1999             1998
                                                        ------------------------------------------------------------------
Revenues                                                $  5,496,308      $  1,492,646      $ 12,931,430      $  3,997,190
Costs of revenues                                          2,961,803           885,057         6,799,955         2,485,608
                                                        ------------------------------------------------------------------
Gross profit                                               2,534,505           607,589         6,131,475         1,511,582

Operating expenses:
    Research and development                               1,352,885           274,028         3,025,824           782,160
    Sales and marketing                                    2,229,459           663,597         5,376,592         1,949,817
    General and administrative                             1,693,633           632,746         4,030,647         1,478,988
    Amortization of deferred compensation and
      other stock-based compensation                         553,601                --           858,518                --
    Amortization of intangibles                              748,567                --         2,245,672                --
                                                        ------------------------------------------------------------------
Total operating expenses                                   6,578,145         1,570,371        15,537,253         4,210,965
                                                        ------------------------------------------------------------------

Loss from operations                                      (4,043,640)         (962,782)       (9,405,778)       (2,699,383)

Interest and other income, net                               608,420             7,039         1,019,314            56,073
Minority interest                                            805,829                --           805,829                --
                                                        ------------------------------------------------------------------

Net loss                                                  (2,629,391)         (955,743)       (7,580,635)       (2,643,310)
Preferred stock dividends                                         --           (79,103)         (109,195)         (233,250)
                                                        ------------------------------------------------------------------

Net loss applicable to common stockholders              $ (2,629,391)     $ (1,034,846)     $ (7,689,830)     $ (2,876,560)
                                                        ==================================================================

Basic and diluted net loss per share applicable to
      common stockholders                               $      (0.15)     $      (0.16)     $      (0.50)     $      (0.44)
                                                        ==================================================================

Shares used in the calculation of basic and diluted
      net loss per share applicable to common
      stockholders                                        17,370,707         6,523,330        15,532,733         6,523,330
                                                        ==================================================================

See accompanying notes.

                               Media Metrix, Inc.

                 Consolidated Statement of Stockholders' Equity

                Nine months ended September 30, 1999 (Unaudited)

                                                                                               Additional            Common
                                                                    Common Stock                 Paid-in             Stock
                                                               Shares             Amount         Capital            Issuable
                                                           -----------------------------------------------------------------
Balance at December 31, 1998                                 13,098,808      $    130,988     $ 18,149,203      $  1,999,831
Net loss                                                             --                --               --                --
Unrealized losses on  marketable securities                          --                --               --                --

Total comprehensive loss
Issuance of common stock issuable                               194,380             1,944        1,997,887        (1,999,831)
Initial public offering, net of $5,867,500 of related
     costs and expenses                                       3,250,000            32,500       49,350,000                --
Exercise of warrants and stock options                          914,676             9,147        1,281,206                --
Employee stock options                                               --                --          325,000                --
Amortization of deferred compensation                                --                --               --                --
Reversal of deferred compensation on options forfeited               --                --          (98,231)               --
Acceleration of vesting on options                                   --                --          459,191                --
Accrual of Redeemable Preferred Stock dividends                      --                --               --                --
                                                           -----------------------------------------------------------------
Balance at September 30, 1999                                17,457,864      $    174,579     $ 71,464,256      $         --
                                                           =================================================================
                                                             Accumulated                                           Total
                                                          Other Comprehensive  Accumulated       Deferred       Stockholders'
                                                                Loss             Deficit       Compensation        Equity
                                                           -----------------------------------------------------------------
Balance at December 31, 1998                               $         --      $(16,093,242)     $ (1,564,475)     $  2,622,305
Net loss                                                             --        (7,580,635)               --        (7,580,635)
Unrealized losses on  marketable securities                     (52,832)               --                --           (52,832)
                                                                                                                -------------
Total comprehensive loss                                                                                           (7,633,467)
Issuance of common stock issuable                                    --                --                --                --
Initial public offering, net of $5,867,500 of related
     costs and expenses                                              --                --                --        49,382,500
Exercise of warrants and stock options                               --                --                --         1,290,353
Employee stock options                                               --                --          (325,000)               --
Amortization of deferred compensation                                --                --           424,917           424,917
Reversal of deferred compensation on options forfeited               --                --            98,231                --
Acceleration of vesting on options                                   --                --                --           459,191
Accrual of Redeemable Preferred Stock dividends                      --          (109,195)               --          (109,195)
                                                           -----------------------------------------------------------------
Balance at September 30, 1999                              $    (52,832)     $(23,783,072)     $ (1,366,327)     $ 46,436,604
                                                           =================================================================


See accompanying notes.

                               Media Metrix, Inc.

                Consolidated Statements of Cash Flows (Unaudited)

                                                                    Nine months ended September 30,
                                                                         1999              1998
                                                                    ------------------------------
Operating activities
Net loss                                                            $ (7,580,635)     $ (2,643,310)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Loss on disposal of equipment                                      8,455                --
        Provision for bad debts                                          173,144            49,400
        Depreciation and amortization of property and equipment          239,698            22,375
        Amortization of intangibles                                    2,245,672                --
        Acceleration of vesting on options                               459,191                --
        Amortization of deferred compensation                            424,917                --
        Changes in operating assets and liabilities:
           Receivables                                                (1,501,313)         (197,967)
           Prepaid expenses and other current assets                    (807,203)         (113,900)
           Accounts payable and accrued liabilities                    2,715,880           115,557
           Advance billings to clients                                 1,420,503           256,912
           Due to The NPD Group, Inc.                                 (4,367,374)        1,720,645
                                                                    ------------------------------
Net cash used in operating activities                                 (6,569,065)         (790,288)

Investing activities
Purchase of marketable securities                                    (23,508,801)               --
Purchases of property and equipment                                   (1,476,853)          (19,266)
Security deposits                                                       (125,142)            4,280
                                                                    ------------------------------
Net cash used in investing activities                                (25,110,796)          (14,986)

Financing activities
Repayments on long-term debt                                            (414,233)               --
Proceeds from long-term debt                                             478,500                --
Redemption of redeemable preferred stock                              (4,788,955)               --
Net proceeds from initial public offering                             49,382,500                --
Proceeds from exercise of warrants and options                         1,290,353                --
                                                                    ------------------------------
Net cash provided by financing activities                             45,948,165                --
                                                                    ------------------------------

Net increase (decrease) in cash and cash equivalents                  14,268,304          (805,274)
Cash and cash equivalents at beginning of period                       8,012,020         1,869,013
                                                                    ------------------------------
Cash and cash equivalents at end of period                          $ 22,280,324      $  1,063,739
                                                                    ==============================

Supplemental information
Interest paid                                                       $     49,074      $         --
                                                                    ==============================


See accompanying notes.

                               Media Metrix, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1999

A. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine- month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required to by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in Media Metrix's Prospectus dated October 26, 1999.

B. Marketable Securities

Media Metrix accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All investments have been classified as available-for-sale securities as of September 30, 1999. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). Realized gains and losses and declines other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

E. European Joint Venture

In September 1999, Media Metrix entered into a joint venture with GfK AG and IPSOS SA to form MMXI Europe B.V. Pursuant to the terms of the agreement, Media Metrix owns 54.46%, GfK owns 19.9% and IPSOS owns 25.64% of MMXI Europe. In connection with the formation of MMXI Europe, Media Metrix granted to each of GfK and IPSOS an option, subject to certain conditions, to exchange their shares of MMXI Europe for shares of Media Metrix's common stock at any time commencing on May 7, 2000 through May 7, 2005. The aggregate maximum number of shares of Media Metrix's common stock that may be required to be issue in exchange for the shares of MMXI Europe will equal the then U.S. dollar equivalent of
(Euro)3,825,000 divided by $21.25. On September 30, 1999, (Euro)3,825,000 equaled approximately $4.1 million. If GfK or IPSOS exercises its option to convert its shares in MMXI Europe into shares of our common stock, Media Metrix will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of Media Metrix's common stock multiplied by the number of shares we issued and the net book value of MMXI Europe attributable to GfK and IPSOS.

F. Subsequent Events

On October 8, 1999, Media Metrix acquired all the outstanding shares of preferred and common stock of AdRelevance, Inc. ("AdRelevance") and outstanding options and warrants to purchase shares of AdRelevance common stock in exchange for shares of Media Metrix common stock and options and warrants to purchase shares of Media Metrix common stock valued at approximately $59.4 million. Additional consideration is payable upon AdRelevance achieving certain post-closing goals. In connection with the acquisition of AdRelevance, Media Metrix will recognize approximately $54.3 million of intangibles, which will be amortized over a three-year period. Also, a non-recurring in-process research and development cost estimated to be $6.8 million will be expensed in the fourth quarter of 1999.

In October 1999, Media Metrix consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by Media Metrix and 1,500,000 shares were sold by existing stockholders. The net proceeds to Media Metrix are estimated to be approximately $71,100,000 after deducting the underwriters' discount and related expenses.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION

Statements in this Form 10-Q concerning our future prospects are "forward looking statements" under the federal securities laws. Forward looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our prospectus October 26, 1999. You are encouraged to review such risk factors carefully.

Overview

      We provide Internet audience measurement and advertising measurement products and services to leading Internet advertisers and advertising agencies, Internet properties, technology companies and financial institutions. We have been at the forefront of the development and coordination of technology and standards needed to facilitate advertising and transactions between companies doing business over the Internet. The quality and depth of our customer base and our customer renewal rate of over 95% reflect our position as a widely accepted Internet audience measurement service.

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

      In November 1998, we merged with RelevantKnowledge, our leading competitor. After giving effect to the merger, the former stockholders of RelevantKnowledge were issued 3,890,825 shares of Media Metrix common stock. Following the merger, we increased our panel size and began to integrate the best technological features from each company into our systems and processes. In connection with the merger, we acquired $6.4 million of intangibles, which are being amortized over periods varying from one to three years.

      On October 8, 1999, we acquired AdRelevance. The acquisition was structured as a stock-for-stock transaction valued at approximately $59.4 million. In addition, we may issue additional shares of our common stock, options and warrants having a value of approximately

$6.6 million, based on the closing price of our common stock on October 4, 1999, if AdRelevance achieves certain post-closing goals. In connection with our acquisition of AdRelevance, we will recognize approximately $54.3 million of intangibles, which will be amortized over a three-year period. Also, a non-recurring in-process research and development cost estimated to be $6.8 million will be expensed in the fourth quarter of 1999.

      In connection with the formation of our European joint venture, MMXI Europe B.V., we granted to each of GfK AG and IPSOS SA an option, subject to certain conditions, to exchange their shares of MMXI Europe for shares of our common stock at any time commencing on May 7, 2000 through May 7, 2005. The aggregate maximum number of shares of our common stock that we may be required to issue in exchange for the shares of MMXI Europe will equal the then U.S. dollar equivalent of (Euro)3,825,000 divided by $21.25. On November 5, 1999,
(Euro)3,825,000 equaled approximately $4.0 million. If GfK or IPSOS exercises its option to convert its shares in MMXI Europe into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of our common stock multiplied by the number of shares we issued and the net book value of MMXI Europe attributable to GfK and IPSOS.

      Our revenues are derived from our measurement products and services. Our product offerings include both syndicated products and customized products. We sell our syndicated products on an annual subscription basis. We typically bill our syndicated clients, in advance, for the next three months of products. Since 1997, syndicated products have accounted for approximately 90% of our revenues, while customized products and services have accounted for approximately 10%. Our combined customer base increased from approximately 100 customers at the end of 1997 to more than 500 as of September 30, 1999. Due to our high customer retention rate, we have a growing base of recurring revenues from our syndicated products and services.

      We recognize revenues for the syndicated products and services over the term of the related contract as services are provided. Revenues for customized products and services are recognized in the period in which the product or service is delivered.

      Our business model is based on creating multiple products and services from our core panel-based market research, technologies and databases. The core panel of 50,000 individuals under continuous measurement has been established over the past three years. We recruit individuals to become members of our panel through random direct mail and telephone solicitations. We incur costs in connection with recruiting and retaining members of our panel. These costs are expensed in the year incurred. We are now introducing a new version of our patented metering technology and will be completed by the first quarter of 2000, which is expected to reduce the use of mail in connection with the panel and provide cost savings. Our rate of expense growth, other than panel and production, is primarily driven by increases in headcount and sales and marketing expenditures.

      We have incurred significant losses from operations since our inception. We incurred losses from operations of $3.4 million in 1996, $4.7 million in 1997, $7.2 million in 1998 and

$9.4 million in the nine months ended September 30, 1999. If the merger with RelevantKnowledge had taken place on January 1, 1998 and the acquisition of AdRelevance had occurred on October 12, 1998, its date of inception, our pro forma loss from operations for 1998 would have been $26.7 million. This pro forma loss from operations includes $6.6 million of amortization of intangibles and $8.4 million of acquired in-process research and development. If our acquisition of AdRelevance had taken place on January 1, 1999, our pro forma loss from operations for the nine months ended September 30, 1999 would have been $32.6 million. As of September 30, 1999, we had an accumulated deficit of $23.8 million. As of December 31, 1998, we had an outstanding payable to NPD for $4.7 million under our management services agreement with NPD, $4.1 million of which was paid in January 1999. As of September 30, 1999, we had an outstanding payable to NPD for $338,000. Charges from NPD have decreased in 1999 as we have taken on the direct management of our own payroll and computer systems.

      We expect that we will incur significant expenses in the future associated with our planned international expansion. In particular, we plan on hiring senior personnel to manage the anticipated international operations and on entering into joint ventures with local partners. This will probably involve the recruitment of a panel in each new country and the expenditure of significant funds. In addition, we intend to invest heavily in further development and improvement of our technologies and development of additional products and services.

Results of Operations

      The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                              Three Months                       Nine Months
                                                           Ended September 30,                Ended September 30,
                                                           -------------------                -------------------
                                                        1998              1999              1998              1999
Revenues                                                100.0%            100.0%            100.0%            100.0%
Costs of revenues                                        59.3              53.9              62.2              52.6
                                                        -----------------------             -----------------------
Gross profit                                             40.7              46.1              37.8              47.4
Operating expenses:
      Research and development                           18.3              24.6              19.5              23.4
      Sales and marketing                                44.5              40.6              48.8              41.6
      General and administrative                         42.4              30.8              37.0              31.2
      Amortization of deferred compensation              --                10.1              --                 6.6
      Amortization of intangibles                        --                13.6              --                17.3
                                                        -----------------------             -----------------------
Total operating expenses                                105.2             119.7             105.3             120.1
                                                        -----------------------             -----------------------
Loss from operations                                    (64.5)            (73.6)            (67.5)            (72.7)
Interest income, net                                      0.5              11.1               1.4               7.9
Minority interest                                        --                14.7              --                 6.2
                                                        -----------------------             -----------------------
Net loss                                                (64.0)%           (47.8)%           (66.1)%           (58.6)%
                                                        =======================             =======================

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999

      Revenues. Revenues increased 268.2% from $1.5 million for three months ended September 30, 1998 to $5.5 million for the three months ended September 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the three months ended September 30, 1998 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of new customers and an increase in the amount of products and services sold to our existing customers. No single customer accounted for more than 10% of revenues during either of the three months ended September 30, 1998 and 1999.

      Costs of Revenues. Costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was approximately $608,000 for the three months ended September 30, 1998, or 40.7% of revenues. Gross profit was $2.5 million for the three months ended September 30, 1999, or 46.1% of revenues. The increase in gross profit as a percentage of revenues for the three months ended September 30, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

      In the third quarter of 1999, Media Metrix invested approximately $1.1 million in recruiting panels and other start up costs in connection with its joint venture in Germany, France and the United Kingdom. However, Media Metrix has not yet realized revenues to offset against these costs, which has resulted in a decrease in the overall gross margin for the period. Media Metrix also has announced further expansion plans in Australia and New Zealand through a joint venture with AMR Interactive Pty. Ltd., a leading new media market research firm based in Australia and a joint venture in Canada with ComQuest Research, Inc., a wholly-owned subsidiary of BBM Bureau of Measurement. Costs associated with panel recruitment and other start up costs in connection with the new joint ventures will be recognized in the fourth quarter.

      Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were approximately $274,000 for the three months ended September 30, 1998, or 18.3% of revenues. Research and development costs were $1.4 million for the three months ended September 30, 1999, or 24.6% of revenues. The increase in research and development costs for the three months ended September 30, 1999 as compared to the same period in 1998, reflects the Company's investment in its new software meter and initiatives to upgrade its data warehousing and delivery systems. The Company began introducing a new version of its metering software in August 1999 which will capture additional details on Internet usage and provide real time transmission of data.

      Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were approximately $664,000 for the three months ended September 30, 1998, or 44.5% of revenues. Sales and marketing costs were $2.2 million for the three months ended September 30, 1999, or 40.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, and additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were approximately $633,000 for the three months ended September 30, 1998, or 42.4% of revenues. General and administrative costs were $1.7 million for the three months ended September 30, 1999, or 30.8% of revenues. The increase in absolute dollars was due to the expenses associated with becoming a public company and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with the RelevantKnowledge merger. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      Amortization of Deferred Compensation and Other Stock-Based Compensation. Deferred compensation of approximately $554,000 for the three months ended September 30, 1999 relates to non-cash compensation expense recorded in connection with stock options granted in December 1998 and acceleration of the vesting provisions of certain stock options.

      Amortization of Intangibles. Amortization charges of $748,500 for the three months ended September 30, 1999 represent the amortization of RelevantKnowledge's panel, which is being amortized over 12 months, and amortization of other intangibles acquired in our merger with RelevantKnowledge, which are being amortized over three years.

      Loss from Operations. Our loss from operations was $963,000 for the three months ended September 30, 1998, or 64.5% of revenues. Loss from operations was $4.0 million for the three months ended September 30, 1999, or 73.6% of revenues. Loss from operations was higher in the three months ended September 30, 1999 due to the continued expansion of our business, the merger with RelevantKnowledge and amortization of intangibles.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999

      Revenues. Revenues increased 223.5% from $4.0 million for nine months ended September 30, 1998 to $12.9 million for the nine months ended September 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the nine months ended September 30, 1998 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of new customers and an increase in the amount of products and services sold to our existing customers. No single customer accounted for more than 10% of revenues during either of the nine months ended September 30, 1998 and 1999.

      Costs of Revenues. Gross profit was $1.5 million for the nine months ended September 30, 1998, or 37.8% of revenues. Gross profit was $6.1 million for the nine months ended September 30, 1999, or 47.4% of revenues. The increase in gross profit as a percentage of revenues for the nine months ended September 30, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

      Research and Development. Research and development costs were approximately $782,000 for the nine months ended September 30, 1998, or 19.5% of revenues. Research and development costs were $3.0 million for the nine months ended September 30, 1999, or 23.4% of revenues. The increase in research and development costs as a percentage of revenues for the nine months ended September 30, 1999 was due primarily to increases in research and development personnel and consulting costs.

      Sales and Marketing. Sales and marketing costs were $1.9 million for the nine months ended September 30, 1998, or 48.8% of revenues. Sales and marketing costs were $5.4 million for the nine months ended September 30, 1999, or 41.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, and additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      General and Administrative. General and administrative costs were $1.5 million for the nine months ended September 30, 1998, or 37.0% of revenues. General and administrative costs were $4.0 million for the nine months ended September 30, 1999, or 31.2% of revenues. The increase in absolute dollars was due to the expenses associated with becoming a public company and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with the RelevantKnowledge merger. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

      Amortization of Deferred Compensation and Other Stock-Based Compensation. Deferred compensation of approximately $859,000 for the nine months ended September 30, 1999 relates to non-cash compensation expense recorded in connection with stock options granted in December 1998 and the acceleration of the vesting provisions of certain stock options.

      Amortization of Intangibles. Amortization charges of $2.2 million for the nine months ended September 30, 1999 represent the amortization of RelevantKnowledge's panel and amortization of other intangibles acquired in our merger with RelevantKnowledge.

      Loss from Operations. Our loss from operations was $2.7 million for the nine months ended September 30, 1998, or 67.5% of revenues. Loss from operations was $9.4 million for the nine months ended September 30, 1999, or 72.7% of revenues. Loss from operations in was higher in the nine months ended September 30, 1999 due to the continued expansion of our business, the merger with RelevantKnowledge and amortization of intangibles.

Liquidity and Capital Resources

      Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, RelevantKnowledge's cash on hand at the time of the merger, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Media Metrix were $75.8 million, and net proceeds to Media Metrix are estimated to be $71.1 million.

      Net cash used in operating activities was approximately $790,000 for the nine months ended September 30, 1998, compared with $6.6 million for the nine months ended September 30, 1999. The variance for the 1998 period compared to the 1999 period was primarily due to the net repayment of $4.4 million to NPD for services preformed under the management agreement, in addition to a higher net loss for the period.

      Net cash used in investing activities was approximately $15,000 for the nine months ended September 30, 1998, compared with $25.1 million for the nine months ended September 30, 1999. The increase was primarily attributable to the purchase of investment securities with the proceeds from our initial public offering of common stock pending the use of these proceeds for working capital purposes.

      Net cash provided by financing activities was $45.9 million for the nine months ended September 30, 1999. Cash provided by financing activities for the nine months ended September 30, 1999 resulted from the receipt of the proceeds of our initial public offering, plus $1.3 million in proceeds received from the exercise of warrants and stock options, offset by the redemtpion of our redeemable preferred stock for $4.8 million.

      As of September 30, 1999, we had $22.3 million of cash and cash equivalents and $23.5 million of marketable securities. We expect to invest at least an additional $10 million over the next several years in our international operations.

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

Year 2000 Compliance

      Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year 2000. Many companies' software and computer systems may need to be upgraded or replaced in order to correctly process dates beginning in 2000.

      State of Readiness. We rely on NPD's computer and communications networks for collecting and processing much of our data. NPD has advised us that it has completed a comprehensive review of its products, information systems and critical suppliers for year 2000 compliance and has reported that its computer and communications networks are year 2000 compliant.

      We have conducted tests of our meter, as well as our internal programs, and to date we have not found significant year 2000 issues within our meter or our systems or services. We will continue to periodically test our systems to ensure our computers and communications networks remain year 2000 compliant. We have installed new billing, accounting and administrative systems that are fully operational and have been represented to be fully year 2000 compliant.

      Our assessment plan consists of:

      o quality assurance testing of our proprietary software, including our metering technology;
      o contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the collection and processing of the data received from panelists;
      o     contacting vendors of material non-IT systems;
      o     assessment of repair or replacement requirements;
      o     implementation; and
      o     creation of contingency plans in the event of year 2000 failures.

      Costs. To date, we have not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and year 2000 compliance matters generally. At this time, we do not anticipate that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with year 2000 compliance. If expenses relating to year 2000 compliance are higher than anticipated, it could have a material adverse effect on our business, results of operations and financial condition.

      Risks. We are not currently aware of any year 2000 compliance problems relating to our meter or our data collection and retrieval systems that would have a material adverse effect on our business, results of operations and financial condition, other than those that are currently being corrected. However, we cannot assure you that we will not discover year 2000 compliance problems in the meter or the data retrieval and collection systems that will require substantial expenditures to correct. In addition, there can be no assurance that third-party software, hardware or services incorporated into our systems will not need to be revised or replaced, all of which could be time consuming and expensive. Our failure to fix the meter or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address year 2000 compliance issues in our meter and our operating systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      In addition, we cannot assure you that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be year 2000 compliant. The failure by such entities to be year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from receiving data from our panelists, processing the data and providing reports to our clients, which would have a material adverse effect on our business, results of operations and financial condition.

      Worst Case Scenario. We believe that our worst case scenario would be a complete failure of the metering software installed on our panelists' computers due to year 2000 complications. This would lead to a loss of data for the time period during which the failure is not remedied. Lack of data could prevent us from issuing our reports for the period during which the failure is not remedied. We will continue to monitor this and any other potential problem areas.

      Contingency Plan. We have developed a contingency plan based on the results of our evaluation of our year 2000 readinessd. This plan includes:

      o     preparing staff to be on call during critical times;
      o preparing for communication of problems with employees and business partners;
      o     monitoring external factors affecting our systems;
      o     designating and testing alternative communications;
      o     identifying alternative sources for key services and products; and
      o     tracking critical events and coordinating media relations.

      Our contingency plan includes scheduled drills and rehearsals for a variety of situations and response scenarios.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

            Not applicable

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2:     Changes in Securities and Use of Proceeds.

      The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our Common Stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through September 30, 1999, proceeds were applied as follows:

      o $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

      o     $1.5 million for working capital purposes; and

      o the remainder has been invested in short term, investment grade securities.

      From July 1, 1999 through September 30, 1999, we issued 122,813 shares of our common stock pursuant to the exercise of a warrant to an investor who elected to exercise such warrant pursuant to its cashless exercise provision. This investor surrendered that number of warrant shares the value of which at the fair market value on the date of exercise equaled the aggregate exercise price of the remaining warrant shares.

      No underwriters were engaged in connection with the sale of the shares pursuant to the exercise of outstanding warrants. The issuance of the shares upon the exercise of the warrants was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

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

                                                 Media Metrix, Inc.
                                                 ------------------
                                                   (Registrant)


Dated: November 12, 1999                By:    /s/ Tod Johnson
                                           ---------------------------------
                                        Tod Johnson
                                        Chief Executive Officer


Dated: November 12, 1999                By:    /s/ Thomas A. Lynch
                                           ---------------------------------
                                        Thomas A. Lynch
                                        Chief Financial Officer, Secretary and
                                        Treasurer