Form 10-K
period 1999-12-31
MEDIA METRIX INC
filed 2000-03-28
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-25943

                               MEDIA METRIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                         11-3374729
(STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

       250 PARK AVENUE SOUTH, 7TH FLOOR
                 NEW YORK, NY                                         10003
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

                                 (212) 515-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                 NAME OF EXCHANGE
             TITLE OF EACH CLASS                               ON WHICH REGISTERED
             -------------------                               -------------------

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 19,800,644 shares of Common Stock, $.01 par value, outstanding on March 23, 2000, and the aggregate market value of the voting stock held by non-affiliates of the registrant is $547,043,661.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Media Metrix is a leading provider of Internet and Digital Media measurement products and services. We measure usage of the entire digital landscape, including its largest segments: the World Wide Web, proprietary online services like America Online, software, instant messaging applications and other digital applications. In January 1996, we released the first World Wide Web Audience Measurement report. Today, we offer a range of Internet audience, e-commerce, advertising, and technology measurement services to leading Internet advertisers, advertising agencies, media companies, technology companies and financial institutions. Our products and services enable the continued growth and development of the Internet by providing third-party measurement data that our customers rely on to make critical business decisions. Our data are used to buy, sell and plan advertising, support marketing and commerce initiatives, assess partnerships and distribution strategies and analyze competitors.

     We collect Internet audience data by measuring Internet usage from representative samples, or panels, of personal computer users with our proprietary tracking technology. We maintain large panels of randomly selected individuals, reporting Internet usage at home and at work. Panelists are randomly recruited to participate in the Media Metrix sample. They are required to fill out a detailed questionnaire to provide background demographic information at the individual and household level. Panelists download and install our tracking software onto their PCs. The tracking software tracks all PC usage at the individual user level. The tracking software follows the panelists, page-by-page, minute-by-minute, click-by-click, as they use their PCs. We collect these usage data from the panelists' personal computers and transmit them to our data collection center for processing. The data are used to construct several databases, and they provide the foundation for our products and services.

     As a result of our acquisition of AdRelevance in October 1999, we offer Internet advertising measurement products and services. AdRelevance specializes in the automated retrieval and analysis of online advertising. Using intelligent agent technology, the AdRelevance system scours the Internet, retrieving advertisements. Upon retrieval, ads are analyzed, classified and added to the AdRelevance database, providing advertisers, agencies and publishers with marketing intelligence, including when, how and how much their competitors are marketing and advertising on the Internet. AdRelevance operates as a wholly owned subsidiary of Media Metrix.

     Our principal executive offices are located at 250 Park Avenue South, 7th Floor, New York, New York 10003, and our telephone number is 212-515-8700. Inquiries may also be sent via e-mail to investor@mmxi.com.

     Media Metrix(R), MMXI, PC Meter, RelevantKnowledge, e-Trends, The Power of Relevant Knowledge, MyMetrix, AdRelevance and the Media Metrix logo are trademarks of Media Metrix. Any other trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

INDUSTRY BACKGROUND

  Growth of the Internet

     The Internet has emerged as a global medium that allows millions of people worldwide to obtain information, communicate and conduct business electronically. International Data Corporation, or IDC, estimates that the largest segment of the Internet -- the World Wide Web -- will grow from approximately 142 million users in 1998 to approximately 500 million users by the end of 2003. The continued growth in Internet usage will be driven by:

     - the large and growing number of personal computers installed in homes and offices;

     - easier, faster, more reliable and less expensive access to the Internet;

     - the quality and quantity of content on the Internet;

     - the increase in commerce activity -- for a wide array of products and services -- via the Internet; and

     - improvements in network infrastructures.

  Growth of Internet Advertising and Electronic Commerce

     The unique interactive nature of the Internet has led to its rapid emergence as a compelling vehicle for advertisers and marketers. The Internet offers advertisers the ability to target:

     - people with specific sets of interests;

     - users with desirable demographic characteristics; and

     - populations within specific regions, localities or countries.

     The Internet also gives marketers the potential to:

     - establish dialogues and individual relationships with customers;

     - receive direct feedback on their advertising;

     - quickly and cost-effectively adapt their advertising to respond to customer feedback; and

     - reach broad, global audiences.

     The growing adoption of the Internet also represents an enormous opportunity for marketers to conduct business over the Internet. Electronic commerce, or e-commerce, via the Internet can provide a marketer with a fast, inexpensive and convenient channel to reach customers. As business and consumer acceptance of e-commerce grows, advertisers and marketers are increasingly using the Internet to attract and retain customers, as well as complete transactions with those customers.

     The growth in Internet advertising spending will ultimately depend on the ability of advertisers to plan their advertising expenditures by using reliable data that demonstrate audience size and the value of Internet advertisement placement. Timely audience and advertising measurement data have emerged as "must have" information. This information enables the buying and selling of advertising and sponsorship support. Additionally, reliable Internet audience measurement data are key drivers of the e-commerce industry because they enable Internet marketers to analyze consumer behavior and focus their Internet investments.

  The Need for a Measurement Standard

     Traditional media -- including television, radio and print -- are largely supported by advertising spending. A principal element that drives the growth of advertising in all media is the availability of audience measurement data, or ratings. In each medium, a single standard of audience measurement has emerged. For over 40 years, Nielsen's estimates of television audience size and composition have served as the standard for audience measurement of national and local television advertising in the United States. Arbitron serves as the radio audience measurement standard, and MRI serves as the magazine readership measurement standard. These third-party standards provide the uniform basis of measurement which advertisers, media companies, advertising agencies and the financial community rely on to make critical business decisions.

     As advertising and e-commerce continue to grow on the Internet, a standard for Internet audience measurement will emerge which will:

     - measure a large and representative panel of Internet users -- on a global basis;

     - provide comprehensive measurement, including the World Wide Web, proprietary online services like America Online, T-Online (Germany), and NiftyServe (Japan);

     - measure Internet audiences both at home and at work; and

     - be unbiased and independent from advertisers, content providers and marketers.

     As in traditional media, an independent standard of audience measurement must be adopted by advertisers and marketers on the Internet. In traditional media, this standard may vary from country to country because goods and services are generally marketed on a national basis. However, on the Internet, customers will demand a worldwide standard because the Internet is a truly global marketplace. A significant business opportunity exists for the company that provides this standard.

STRATEGY

     Our goal is to become the accepted global standard for Internet audience, e-commerce and advertising measurement. We intend to achieve this goal through the following strategies:

     CONTINUE OUR INDUSTRY LEADERSHIP. We expect to continue our history of innovation as the pioneer of Internet audience measurement. We plan to continue to develop our market-leading technology and leverage our panel and audience and advertising databases to develop broader and more in-depth products and services. We plan to remain at the forefront of change in the industry by continuing to work closely with our customers and with key trade associations and non-profit organizations to establish standards for Internet audience and advertising measurement.

     RAPID INTERNATIONAL EXPANSION. We believe there is an opportunity to establish Media Metrix products and services as the global standard for Digital Media measurement. Unlike most media, which are delivered to a national or local market, the Internet is the first medium that is regularly delivered to a worldwide audience. Over the next five years Internet advertising spending growth rates worldwide are projected to exceed spending growth rates in the United States alone. These factors will drive the need for a truly global Internet audience measurement standard. Media Metrix is responding to the demands of its customers to provide reliable Internet audience measurement data in key non-U.S. markets -- providing global measurement for a global medium. We have expanded our audience measurement operations into the U.K., France, Germany, Sweden, Australia, Canada and Japan. We intend to leverage our proprietary panel methodology, technology and brand recognition to become a supplier of Internet audience measurement services on a worldwide basis. We intend to continue expanding our presence in the international marketplace, either directly or through strategic partnerships with leading local panel-based marketing and media research companies.

     EXPAND AND INCREASE PENETRATION OF OUR CLIENT BASE. We will continue to add new customers, build on our successful client retention strategy, and further expand our existing customer relationships. We have historically retained substantially all of our client base from year to year. Of our customers under contract at the end of 1998, over 95% remained customers at the end of 1999. On average, contracts renewed during 1999 were renewed at a dollar value 35% greater than that of the prior contract. We anticipate expanding our client base as Internet advertising spending and e-commerce transactions increase -- driving increased demand for audience measurement data among the growing number of Internet related businesses and advertisers.

     DEVELOP PRODUCTS TO ACCELERATE E-COMMERCE GROWTH. We believe that the success and growth of e-commerce, like Internet advertising, will be driven largely by the availability of comprehensive and reliable quantitative and qualitative data. These data must provide key statistics for evaluation of e-commerce businesses and business strategies. We have developed, and are working with clients to continue developing, products that enable clients to target Internet users most likely to engage in e-commerce by providing behavioral and demographic data on people who purchase products, actively shop, or merely click on to a particular e-commerce site. We currently offer a syndicated Online Shopping Report, as well as custom Shopping Referral and Buying Reports. Our Q-Metrix Report provides qualitative data about online shopping behavior, and is linked with actual Internet usage. In addition, the AdRelevance service increases the depth of Media Metrix' e-commerce product by offering data on advertising placement and expenditures -- as well as creative components -- by e-commerce marketers.

     DEVELOP NEW PRODUCTS AND SERVICES. In addition to e-commerce related products, we intend to continue to develop new products and services to meet the growing needs of our customer base by continued leverage of our core audience measurement database to provide additional products and services. These products include qualitative reports, local market data, hardware and software reports and custom products and services. We also intend to continue with the development of the AdRelevance service, by adding additional data and functionality to the service. As of December 31, 1999 we employed 35 people in research and development. We intend to expend significant additional resources to expand new product development efforts.

AUDIENCE MEASUREMENT METHODOLOGY

     We collect our data with high quality technologies and methodologies that have been developed from a strong background in technology and panel recruitment and management.

     AUDIENCE MEASUREMENT METHODOLOGY. The Media Metrix panel is a high quality, representative sample of personal computer users, including at-home and at-work users. We recruit panelists by random digit dial (RDD) telephone solicitation. We also use direct mail to reach individuals within the RDD sample frame. The panel currently consists of over 50,000 individuals under continuous measurement in the United States and 20,000 individuals under measurement beyond U.S. borders. In connection with our panel recruitment process, each panelist is required to fill out a detailed questionnaire, providing background demographic information including age, gender, household income, geographic location, level of education, size of household and job classification.

     Our proprietary metering system, or meter, is a software application installed on a panelist's personal computer. It monitors activity of the personal computer's operating system and browser. The meter passively records what users do on their personal computers on a second-by-second basis, including:

     - the start and stop time of each activity;

     - the application in use;

     - detailed usage activity for proprietary online services; and

     - page-by-page viewing on the Internet.

     We collect the data we need for our products and services without any agreement or arrangement with operators of Web sites or operators of proprietary online services like America Online. Because we measure our panelists' computer usage and not activity at a particular Web site or proprietary service, no agreements with the operators of Web sites or online services are necessary.

     Once the meter has collected the data from the panelist's personal computer, data are transmitted to our offices for processing either via disk or via automatic transfer over the Web. We began introducing a new version of our metering software in August 1999. The new meter captures additional details of Internet usage to accurately report audience behavior of emerging media such as streaming audio and video. This version also provides real time transmission of data on usage. We have launched our operations in Canada and Australia using the new meter and began fully converting the U.S. panel to the new meter in the first quarter of 2000. The latest version of our meter also allows us to automatically update the software via the Internet, with no action required on the part of our panelists. We also collect data via questionnaires distributed through direct mail and over the Web. We utilize our own software to collect information on hardware configurations and software installations of our panelists.

     The statistical quality of the information that we collect is a function of minimizing both sampling error and measurement error. Sampling error is a function of the size and quality of the sample. Measurement error is a function of the scope of the universe under measurement and the quality of our meter for comprehensive data collection. We minimize sampling error by maintaining a large panel. We minimize measurement error by measuring all Internet usage, including the Web, proprietary online services like America Online, and all other activity on our panelists' personal computers.

     DATA ANALYSIS AND REPORT GENERATION AND DELIVERY. Data retrieved from the meter are transmitted or downloaded to file servers and then combined with those of all the other panelists. The data are then used to construct several databases, which we use to provide our reports. We deliver our reports in one or more of the following formats: via proprietary Web-based delivery systems; e-mail; computer disk or hard copy.

ADVERTISEMENT MEASUREMENT METHODOLOGY

     Media Metrix' AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions, sponsorships, text links and rich media. AdRelevance's intelligent agent technology searches over 3,000 Web sites and sub-sites daily and evaluates 40 million page views per month to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified and statistically analyzed.

     By using the AdRelevance technology, our customers can query the AdRelevance database and generate Web-based reports on demand. This enables customers to monitor competitors' marketing activities, plan more effective online campaigns and evaluate campaigns in real time. Customers can gain access to up-to-date intelligence about their competitors' online marketing communications programs, enabling them to quickly and easily compare and report information by a wide range of criteria including advertiser, product, message, type, industry, location, technology and creative content.

PRODUCTS AND SERVICES

     We offer a broad range of Internet audience, e-commerce, advertising, and technology measurement services to leading Internet advertisers, advertising agencies, media companies, technology companies and financial institutions. Our data are used to buy, sell and plan advertising; support marketing and commerce initiatives; assess partnerships and distribution strategies and analyze competitors.

     INTERNET AUDIENCE MEASUREMENT PRODUCTS AND SERVICES. Our principal audience measurement products and services are derived from data collected from our panel and stored in our core databases, which we use to produce the following:

     - syndicated Internet audience measurement reports and services;

     - custom Internet audience measurement reports and services; and

     - e-commerce measurement reports and services.

Syndicated products. We provide syndicated Internet audience measurement products and services as our core business. Our key syndicated products consist of:

PRODUCT                                                        DESCRIPTION
-------                                ------------------------------------------------------------
The Web Report.......................  Our flagship syndicated audience measurement product contains the following two components:
                                       - The Key Measures Report: provides measures for all
                                       reportable Web sites, categorized within major sectors. Key measures include:
                                       -- unique visitors;
                                       -- the percentage of the total Web audience in a month that could be reached via each reported Web site, commonly
                                          referred to as reach;
                                       -- average usage days per user;
                                       -- average unique Web pages visited per day and per month;
                                       -- age and gender composition; and
                                       -- demographic composition.
                                       - The Trend Report: provides information on trends within
                                       the sectors in the Key Measures Report for a six-month
                                         period. One section of the Trend Report includes trends
                                         over a three-month period for key measures. Another
                                         section provides an alphabetical listing of over 10,000
                                         measured Web sites and properties and the reach trends for each during the relevant six-month period.

PRODUCT                                                        DESCRIPTION
-------                                ------------------------------------------------------------
The Digital Media Report.............  Provides measurement of audience usage of proprietary online services like America Online, instant messaging applications like ICQ and other proprietary services like Juno, as well as all information collected in the Web Report. Allows for the comparison of all Digital Media. Measures reported
                                       include:
                                       -- unique visitors;
                                       -- reach;
                                       -- usage days per person;
                                       -- minutes per usage day and per month; and
                                       -- age and gender composition.
The Local Market Report..............  Tracks national and local market reach, demonstrating how national and local Web sites perform within each of 38 top local markets.
Q-Metrix.............................  Provides information linking our "metered" Internet usage behavior to consumer media habits, product and service
                                       usage, lifestyle characteristics and demographics. Key
                                       subject areas covered include:
                                       -- television, radio and newspaper habits;
                                       -- Internet shopping behavior;
                                       -- banking and credit card activity;
                                       -- electronic products purchased and owned;
                                       -- lifestyle experiences;
                                       -- automotive and travel patterns; and
                                       -- hobbies and sports.
The Ad Network Report................  Details reach, frequency and demographic information across ad sales networks and other ad-supported networks like
                                       DoubleClick, 24/7 Media, Flycast, LinkExchange and AdSmart.
                                       The measures reported include the full network reach and
                                       reach of those Web pages where ads have been served.
Weekly Flash.........................  Provides weekly audience data, indicating average daily unique visitors over the course of the week.

Customized services, reports and analyses. We leverage our vast database of information on Internet usage and technology usage to provide clients with a broad range of special services, reports and analyses, including the following:

PRODUCT                                                        DESCRIPTION
-------                                ------------------------------------------------------------
Vertical MarketReports...............  Report in-depth information on Web site performance within a specific industry sector or vertical market.
Retention Analyses...................  Report the percentage of audience that visits a Web site during a particular month and returns during following
                                       months.
Usage Reports........................  Segment Web and Web site traffic into heavy, medium and light usage groups and compare behavior, usage pattern and demographics.
Site Content Reports.................  Analyze specific user-defined content areas, or channels, within a Web site and report on all items in the Key
                                       Measures Report.
Personal ClickStream Reports.........  Report actual click-by-click, page level behavior of a sample of users within a particular Web site as well as
                                       their behavior across the entire Web.
Traffic Referral Reports.............  Report a summary of Web sites that users visit just prior to visiting a particular Web site and indicate where they go
                                       after exiting the site.
Site Interaction Reports.............  Quantify the degree to which a Web site shares audience with other Web sites and properties, detailing exclusive and
                                       duplicated audience share.

E-commerce measurement services. We derive e-commerce measurement products and services using the same database we use for our audience measurement products and services. Our key products consist of:

PRODUCT                                                        DESCRIPTION
-------                                ------------------------------------------------------------
The Online Shopping Report...........  Tracks online shopping activities across more than 500
                                       Internet sites within 18 categories, as well as the AOL
                                       Shopping Channel. Key measures include:
                                       -- engaged shoppers, defined in general as users who spend more than three minutes on a Web site;
                                       -- engaged shoppers relative to each Web site's unique
                                          visitor count;
                                       -- share of engaged shoppers by Web site;
                                       -- repeat shop count; and
                                       -- site-specific demographic profiles by key shopping
                                          measures.
Shopper Referral Reports.............  Custom reports on the sites that are delivering engaged shopper site traffic to other sites.

     ADVERTISING MEASUREMENT PRODUCTS. We offer advertising measurement products and services through our AdRelevance subsidiary. AdRelevance tracks competitive online advertising and advertiser data for eight broadly defined categories including automotive, computer hardware, computer software, telecommunications, financial services, travel, eRetailing and ePublishing. We currently report on over 100,000 unique advertisements and 5,000 advertisers. The data are reported via a Web-based computer interface system featuring the following data points:

     - Report data by:

          - advertiser: company, product, class or customizable group;

          - Web location: genre, Web site, sub-site or customizable group;

          - creative: message type (brand, promotion, price, etc.), technology or size; and

          - time period: most recent week, month or customizable time period.

     - Measures:

          - impressions;

          - spending (based on rate card); and

          - unique advertisements.

     TECHNOLOGY USAGE MEASUREMENT REPORTS. Our meter captures data on all software applications used each time a panelist logs onto his or her computer. The meter also captures data on all hardware configurations and software availability on the user's computer. We use these data to compile reports on technology usage for companies that develop and market hardware and software applications and for Web sites that seek to understand the technical specifications of their visitors' computer systems.

PRODUCT                                          DESCRIPTION
-------                  ------------------------------------------------------------
HardScan Report          HardScan, SoftScan and SoftUsage Reports provide details on
SoftScan Report          hardware ownership, peripheral ownership, branding
SoftUsage Report         information, installed applications and system software,
Linkage Reports          including Internet browsers, and use of software
US Consumer PC Report    applications. The analyses in the Linkage Reports and the US
                         Consumer PC Report provide a unique look at the
                         relationships between hardware, software, media, ownership and usage.

INTERNATIONAL OPERATIONS

     We believe that the ability to offer Internet audience measurement data for non-U.S. markets will be a critical element in the Internet audience measurement market. Having established our business model in the United States, we have begun our international expansion efforts. In September 1999, we entered into a joint venture with two of the leading European media research and marketing information services companies, GfK AG (based in Germany) and Ipsos S.A. (based in France), to form MMXI Europe B.V. In connection with our acquisition of MMXI Nordic in March 2000, SIFO Group AB (based in Sweden) became a shareholder in MMXI Europe, owning 8.0%. We now own 50.1%, GfK owns 19.9% and Ipsos owns 22.0% of MMXI Europe. Under the umbrella of MMXI Europe, we formed subsidiaries in each of the United Kingdom, France and Germany. In conjunction with our joint venture partners, we have begun to recruit panelists in each of these countries. As of December 31, 1999, we had approximately 8,500 people under measurement in these three countries. We began collecting audience data on Internet usage in each of these markets in June 1999 and have released syndicated data since October 1999. We have entered into a technology agreement under which we have contributed our technology to MMXI Europe for use in Europe, excluding Sweden, Denmark, Norway and Finland. Along with GfK and Ipsos, we will also provide certain management services to MMXI Europe and each subsidiary of MMXI Europe.

     In December 1999, we formed Media Metrix Japan, to implement a service in Japan using the Kanji version of our meter. We have hired a chief executive officer to lead the business in Japan and began recruiting a panel in the first quarter of 2000.

     In January 2000, we entered into a joint venture with ComQUEST Research, Inc., to launch Media Metrix Canada. ComQUEST is a wholly owned subsidiary of BBM Bureau of Measurement, an industry co-operative owned by Canadian broadcasters, advertisers and advertising agencies. We own 90% of Media Metrix Canada and ComQUEST owns 10%. Panel recruitment has begun, and as of December 31, 1999, we had approximately 2,000 people under measurement in English speaking Canadian provinces.

     In March 2000, we completed the acquisition of the Internet audience measurement business operated by SIFO Group AB in Sweden. The business has been operated pursuant to a license between us and SIFO entered into in 1998 covering Sweden, Norway and Finland. The new company, MMXI Nordic, measures Internet audiences in Sweden and Denmark as a wholly-owned subsidiary of Media Metrix. MMXI Nordic has approximately 5,100 people under measurement. As a part of this acquisition, we also acquired the site-centric measurement business operated by SIFO, known as NetCheck. We have granted MMXI Europe an option to purchase MMXI Nordic from us at a future time.

     In March 2000, we entered into a joint venture with AMR Interactive Pty. Ltd., a leading new media market research firm based in Australia, to create Media Metrix in Australia and New Zealand. The joint venture will provide the first third-party, meter-based Internet and Digital Media audience measurement products and services for Australia and New Zealand. We own 51% of Media Metrix in Australia, and AMR Interactive owns 49%. As of December 31, 1999, Media Metrix in Australia had approximately 1,800 people under measurement. We have released monthly data covering Australia since December 1999.

CUSTOMERS

     We ended 1999 with 619 customers who use our data for planning, buying and selling advertising; developing e-commerce strategies; understanding consumer behavior; gaining competitive market intelligence; and analyzing investment decisions. Our customers are typically leaders in their respective fields, and include the following:

CLIENT SECTOR                                         TYPICAL CLIENTS
-------------                   ------------------------------------------------------------
Media Organizations...........  All of the top 20 Internet properties, including America
                                Online, Buena Vista/Disney, Excite@Home, Infoseek, Lycos,
                                Time Warner, ZDNet, CNET, AltaVista, XOOM.com, About.com and
                                Yahoo!/GeoCities
Advertising Agencies..........  Interpublic Group, J. Walter Thompson, Modem Media, Poppe
                                Tyson, Omnicom and Young & Rubicam
Advertisers and Marketers.....  Amazon.com, CDnow, eBay, British Airways, Nabisco, Bristol
                                Myers, Squibb and General Motors
Technology Companies..........  AT&T, Compaq, GTE, Hewlett-Packard, IBM and Microsoft
Financial Community...........  Fidelity, Goldman Sachs and Morgan Stanley Dean Witter

     We typically enter into 12-month or longer subscription contracts with our customers, some of whom are covered by multi-client master contracts with parent corporations, like Time Warner and Buena Vista/Disney, to provide standard, syndicated products and services or customized reports and analyses. It is typical for our customers to initially purchase one of our standard products and to upgrade over time. Of our customers under contract at the end of 1998, over 95% remained customers at the end of 1999. On average, contracts renewed during 1999 were renewed at a dollar value over 35% greater than that of the prior contract. No customers accounted for greater than 10% of our revenues in 1999 and 1998. One customer accounted for 19% of our revenues in 1997.

SALES AND MARKETING

     We sell and market our products through our direct sales force, which was comprised of 38 sales representatives in the United States as of December 31, 1999. A portion of the sales force is focused on new sales, developing relationships with new customers. The balance of the sales force is dedicated to servicing and maintaining existing accounts, and introducing new Media Metrix products and services to our current customers. The U.S. sales force operates out of our New York, San Francisco, Seattle and Atlanta offices. We also maintain international sales offices in London, Paris, Nurnberg, Sydney, Toronto, Tokyo and Stockholm. Sales representatives receive a base salary and are eligible for commissions based on sales and revenue goals.

     We support our sales efforts through marketing and brand building activities. We use public relations, user group seminars, trade shows and speaking engagements to create publicity. In addition, through targeted relationships with key media outlets, Media Metrix data are cited regularly in the national and international press, supporting press reports of Internet activity, and creating valuable exposure for our products and services.

OPERATIONS AND TECHNOLOGY

     We have built our primary data collection, retrieval and processing system based on systems and software developed by The NPD Group, Inc. Our system has been designed around industry standard data architectures. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Our hardware systems are hosted at our Uniondale, New York facility, our Seattle, Washington facility, and at three offsite professionally-managed computer centers in New York, New York and Santa Clara, California.

     As of December 31, 1999, we had 35 employees dedicated to research and development. We incurred research and development expenses of $865,000 in 1997, $1.4 million in 1998 and $5.0 million in 1999. The increase in expenses in 1999 was due primarily to increases in research and development personnel and to expenditures relating to our new real-time meter, data warehouse and client interface systems. We anticipate that we will continue to devote significant resources to product development and the development of delivery technology in the future as we add new reports and databases.

INTELLECTUAL PROPERTY

     We regard the protection of our patents, copyrights, service marks, trademarks and trade secrets as important to our future success and rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We require all employees and contractors to enter into confidentiality and invention assignment agreements, and we enter into nondisclosure agreements with third parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken or will take in the future will be sufficient to protect our technology from infringement or misappropriation or to deter independent development of similar or superior technologies by others.

     We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are or will be made available. We also expect to license proprietary rights such as patents, trademarks or copyrighted material to strategic partners in the course of our planned international expansion. While we will attempt to ensure that the quality of our service is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

     We also rely on certain technologies that we license from third parties. We cannot assure you that these third-party technology licenses will not infringe the proprietary rights of others or will continue to be available to us on commercially reasonable terms, if at all. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

     We have been issued a patent in the United States with regard to our meter methodology (U.S. Patent No. 5,675,510). We also have patent applications pending in the European Patent office and in Australia, Brazil, Canada, Japan, Mexico, Norway and the United States.

     We have also applied for a patent in the United States and other foreign jurisdictions on the methodology for monitoring of remote data access on a public computer network which comprises the former RelevantKnowledge meter. This application is currently pending.

     Our use of the brand name "Media Metrix" in Europe has been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Rather than engage in a protracted dispute, we have elected to have our European joint venture conduct business under the name "MMXI Europe." Mediametrie has also challenged our use of the domain name "mediametrix.com."

     To date, we have not been notified that our technologies infringe the proprietary rights of third parties. We cannot assure you that others will not claim that we have infringed proprietary rights with respect to past, current or future technologies. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. Any of those claims, whether meritorious or not, could be time-consuming, result in costly litigation or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

COMPETITION

     The market for measurement services for Internet technologies is new, rapidly evolving and competitive. We expect that competition will intensify in the future. We compete with other providers of Internet audience measurement services, which are considered either consumer-centric measurement services or site-centric measurement services. Consumer-centric services track usage among a sample of users to provide an account of overall Internet usage behavior. Site-centric services measure activity at a single Web site and provide measurement of activity at a particular Web site. We are a consumer-centric service and compete directly with other consumer-centric measurement services and indirectly with operators of site-centric measurement systems.

     In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, that competes directly with many aspects of our services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. According to publicly available information, in November 1999, NetRatings completed its initial public offering, and in December 1999, Nielsen Media Research exercised warrants to become a 54% shareholder in NetRatings. Both Nielsen Media Research and ACNielsen have significantly more financial and other resources than do we. In light of these events, Nielsen//NetRatings has become a significant competitor. Other potential competitors include PC Data, a marketing research firm that provides research on personal computer software and hardware sales, and @Plan, a consumer-centric, qualitative measurement service.

     We face competition internationally from NetValue, a French company which has begun providing audience measurement services in Europe and has announced its intention to provide such services in the United States. In January 2000, NetValue completed its initial public offering in France.

     In addition, we may face competition from individual Web sites that may develop new and independent methods of measuring their own audience. We also face competition from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors. Competitive pressures created by any one of these companies, or by our competitors collectively, could have a material adverse effect on our business, results of operations and financial condition.

     We believe that the principal competitive factors in our market are the ability to:

     - create high-quality, timely and reliable consumer and business panels of a sufficient size and representative nature to provide the necessary data;

     - provide measurement services of proprietary online services and Internet-related activity as well as measuring Web activity;

     - provide measurement services globally that are based on a consistent standard methodology;

     - provide accurate measurement of advertising on the Internet and other Digital Media; and

     - establish credibility and provide a trusted independent source of data.

     Some of our competitors and potential competitors have longer operating histories, larger customer bases and greater brand recognition in other businesses and significantly greater financial, marketing, technical and other resources than we do. We also face competition in the area of development of representative consumer and business panels to provide data. In addition, other measurement services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet increases. Therefore, certain competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to technology and systems development than we can. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services. We cannot assure you that we will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, results of operations and financial condition. New technologies and the expansion of existing technologies may also increase the competitive pressures on us by enabling our competitors to offer a lower-cost service.

EMPLOYEES

     As of December 31, 1999, we had 176 full-time employees worldwide, with:

     - 35 in research and development;

     - 38 in operations;

     - 86 in sales, marketing and client service; and

     - 17 in management, administration and finance.

     Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Currently, we lease office space in Atlanta, Georgia, San Francisco, California, Seattle, Washington and New York, New York. We also sublease additional office space at another location in New York, New York. In addition, our operations and research and development facility is located in Uniondale, New York, which is leased to us by NPD under the terms of a management services agreement.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been listed on the Nasdaq National Market since May 7, 1999 under the symbol "MMXI." The following table sets forth the high and low closing sale prices on the Nasdaq National Market for our common stock for the calendar periods indicated.

                                                                 PRICE RANGE
                                                               OF COMMON STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
YEAR ENDING DECEMBER 31, 1999:
  Second Quarter (from May 7, 1999).........................  $56.625    $32.000
  Third Quarter.............................................  $69.875    $34.250
  Fourth Quarter............................................  $65.875    $32.500

     As of December 31, 1999, there were 211 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our Common Stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through December 31, 1999, proceeds were applied as follows:

     - $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

     - $7.0 million for working capital purposes including our international operations; and

     - the remainder has been invested in short term, investment grade securities.

     From October 1, 1999 through December 31, 1999, we issued 697,664 shares of our common stock to the shareholders of AdRelevance in connection with our acquisition of AdRelevance in October 1999.

     No underwriters were engaged in connection with the issuance of the shares to the AdRelevance shareholders. The issuance of the shares was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the period from inception through December 31, 1995 are based on operations of PC Meter, our predecessor, while it was still a division of NPD. The financial statements for the year ended December 31, 1996 are those of PC Meter and include three months of operations during which PC Meter was a division of NPD.

                                               PERIOD FROM
                                                INCEPTION
                                                 THROUGH             YEAR ENDED DECEMBER 31,
                                               DECEMBER 31,   --------------------------------------
                                                   1995        1996      1997      1998       1999
                                               ------------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................     $   --      $ 1,033   $ 3,188   $ 6,331   $ 20,500
Cost of revenues.............................        140        1,744     3,463     4,121     10,291
                                                  ------      -------   -------   -------   --------
Gross profit (loss)..........................       (140)        (711)     (275)    2,210     10,209
Operating expenses:
  Research and development...................         86          588       866     1,382      5,044
  Sales and marketing........................         45          929     2,022     2,888      9,117
  General and administrative.................        101        1,148     1,516     2,715      6,756
  Amortization of deferred compensation and
     other stock-based compensation..........         --           --        --       369      1,060
  Amortization of intangibles................         --           --        --       479      7,312
  Acquired in-process research and
     development.............................         --           --        --     1,600      6,800
                                                  ------      -------   -------   -------   --------
Total operating expenses.....................        232        2,665     4,404     9,433     36,089
                                                  ------      -------   -------   -------   --------
Loss from operations.........................       (372)      (3,376)   (4,679)   (7,223)   (25,880)
Minority interests...........................         --           --        --        --      1,689
Interest and other income, net...............         --           --        95        65      2,283
                                                  ------      -------   -------   -------   --------
Net loss.....................................       (372)      (3,376)   (4,584)   (7,158)   (21,908)
Preferred stock dividends....................         --           --      (290)     (314)      (109)
                                                  ------      -------   -------   -------   --------
Net loss applicable to common stockholders...     $ (372)     $(3,376)  $(4,874)  $(7,472)  $(22,017)
                                                  ======      =======   =======   =======   ========
Basic and diluted net loss per common share
  applicable to common stockholders..........     $ (.06)     $  (.52)  $  (.75)  $  (.98)  $  (1.34)
                                                  ------      -------   -------   -------   --------
Shares used in the calculation of basic and
  diluted net loss per share applicable to
  common stockholders........................      6,523        6,523     6,523     7,619     16,445

                                                                      AT DECEMBER 31,
                                                           --------------------------------------
                                                            1996      1997      1998       1999
                                                           -------   -------   -------   --------
BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities.........  $   583   $ 1,869   $ 8,012   $112,241
Working capital (deficit)................................   (2,478)      (47)    1,057    102,806
Total assets.............................................    1,213     2,787    16,060    178,844
Due to NPD...............................................    2,782     1,284     4,706        444
Preferred stocks.........................................       --     8,366     4,680         --
Total stockholders' equity (deficit).....................   (2,478)   (8,274)    2,622    162,789

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with the financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     We provide Internet audience measurement products and services to leading Internet advertisers, advertising agencies, media companies, technology companies and financial institutions. We have been at the forefront of the development and coordination of technology and standards needed to facilitate advertising and transactions between companies doing business over the Internet. The quality and depth of our customer base and our customer renewal rate of over 95% reflect our position as a widely accepted Internet audience measurement service. As a result of our acquisition of AdRelevance in October 1999, we now offer advertising measurement products and services to our customers.

     Our business was originally conducted as a division within NPD, a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD, although NPD continued to provide PC Meter with administrative and support services and technology licenses. By July 1996, we increased the size of our panel to over 10,000 individuals and significantly increased our product offerings. In April 1997, PC Meter was merged into Media Metrix, and we raised approximately $4.0 million in a private placement to fund the expansion of our business. The assets and liabilities and related revenues and expenses of PC Meter have been reflected in our financial statements at their historical book values.

     In November 1998, we merged with RelevantKnowledge, at the time our leading competitor. In the merger, the former stockholders of RelevantKnowledge were issued 3,890,825 shares of Media Metrix common stock. Following the merger, we increased our panel size and began to integrate the best technological features from RelevantKnowledge into our systems and processes. Due to the combination, in the fourth quarter of 1998 we had considerable expenses due to costs incurred by operating two distinct panels, production systems and administrative infrastructures. In connection with the merger, we acquired $6.4 million of intangibles, which are being amortized over periods varying from one to three years.

     In October 1999, we acquired AdRelevance. The acquisition was structured as a stock-for-stock transaction valued at approximately $59.4 million. In addition, we may issue additional shares of our common stock and options and warrants having a value of approximately $6.6 million, based on the closing price of our common stock on October 4, 1999, if AdRelevance achieves certain post-closing goals. In connection with our acquisition of AdRelevance, we recognized $54.3 million of intangibles, which are being amortized over a three-year period. Also, a non-recurring in-process research and development cost of $6.8 million was expensed at the time of the acquisition.

     In connection with the formation of our European joint venture, MMXI Europe B.V., we granted to each of GfK and Ipsos an option, subject to certain conditions, to exchange their shares of MMXI Europe for shares of our common stock at any time commencing on May 7, 2000 through May 7, 2005. The aggregate maximum number of shares of our common stock that we may be required to issue in exchange for the shares of MMXI Europe will equal the then U.S. dollar equivalent of E3,825,000 divided by $21.25. On March 23, 2000, E3,825,000 equaled approximately $3.7 million. If GfK or Ipsos exercises its option to convert its shares in MMXI Europe into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of our common stock multiplied by the number of shares we issue and the net book value of MMXI Europe attributable to GfK and Ipsos.

     Our revenues are derived from our measurement products and services. Our product offerings include both syndicated products and customized products. We sell our syndicated products on an annual subscription basis. We typically bill our syndicated clients, in advance, for up to the next twelve months of products. Since 1997, syndicated products have accounted for approximately 90% of our revenues, while customized products and services have accounted for approximately 10%. Our combined customer base increased from approximately 100 customers at the end of 1997 to more than 600 as of December 31, 1999. Of the 303 customers subscribing under annual contracts for our syndicated products and services at the end of 1998, over 95% remained customers at the end of 1999. With this high customer retention rate, we have a growing base of recurring revenues from our syndicated products and services. In addition, of the contracts renewed in 1999, we experienced an average increase in contract dollar value of over 35%.

     We recognize revenues for the syndicated products and services over the term of the related contract as services are provided. Revenues for customized products and services are recognized in the period in which the product or service is delivered.

     Our business model is based on creating multiple products and services from our core panel-based market research, technologies and databases. The core U.S. panel of 50,000 individuals under continuous measurement has been established over the past three years. We recruit individuals to become members of our panel through random digit dial (RDD) telephone solicitation. We also use direct mail to reach individuals identified within the RDD sample. We incur costs in connection with recruiting and retaining members of our panel. These costs are expensed in the year incurred. Our rate of expense growth, other than panel and production, is primarily driven by increases in headcount and sales and marketing expenditures.

     We have incurred significant losses from operations since our inception. We incurred losses from operations of $25.9 million in 1999, $7.2 million in 1998 and $4.7 million in 1997. If the merger with RelevantKnowledge had taken place on January 1, 1998 and the acquisition of AdRelevance had occurred on October 12, 1998, its date of inception, our pro forma loss from operations for 1998 would have been $26.7 million. This pro forma loss from operations includes $6.6 million of amortization of intangibles and $8.4 million of acquired in-process research and development. If our acquisition of AdRelevance had taken place on January 1, 1999, our pro forma loss from operations for 1999 would have been $42.3 million. As of December 31, 1999, we had an accumulated deficit of $38.1 million. As of December 31, 1998, we had an outstanding payable to NPD for $4.7 million under a management services agreement, $4.1 million of which was paid in January 1999. As of December 31, 1999, we had an outstanding payable to NPD for $444,000. Charges from NPD have decreased in 1999 as we have taken on the direct management of our own payroll and computer systems.

     We expect that we will incur significant expenses in the future associated with our ongoing international expansion, particularly costs associated with recruiting and maintaining panels in a number of countries. We plan on continuing to hire personnel to manage our current and anticipated international operations and on entering into joint ventures with local partners. In addition, we intend to invest heavily in further development and enhancement of our technologies, products and services.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Revenues....................................................   100.0%    100.0%    100.0%
Cost of revenues............................................    50.2      65.1     108.6
                                                              ------    ------    ------
Gross profit (loss).........................................    49.8      34.9      (8.6)
Operating expenses:
  Research and development..................................    24.6      21.8      27.2
  Sales and marketing.......................................    44.5      45.6      63.4
  General and administrative................................    33.0      42.9      47.6
  Amortization of deferred compensation and other
     stock-based compensation...............................     5.1       5.8        --
  Amortization of intangibles...............................    35.7       7.6        --
  Acquired in-process research and development..............    33.1      25.3        --
                                                              ------    ------    ------
Total operating expenses....................................   176.0     149.0     138.2
                                                              ------    ------    ------
Loss from operations........................................  (126.2)   (114.1)   (146.8)
Minority interests..........................................     8.2        --        --
Interest and other income, net..............................    11.1       1.0       3.0
                                                              ------    ------    ------
Net loss....................................................  (106.9)%  (113.1)%  (143.8)%
                                                              ======    ======    ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased 223.8% to $20.5 million for the year ended December 31, 1999 from $6.3 million for the year ended December 31, 1998. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the years ended December 31, 1999 and 1998. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers, including customers acquired in connection with the RelevantKnowledge merger, and an increase in the amount of products and services sold to our customers. No single customer accounted for more than 10% of revenues during either of the years ended December 31, 1999 or 1998.

     Costs of Revenues. Costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $10.2 million for the year ended December 31, 1999, or 49.8% of revenues. Gross profit was $2.2 million for the year ended December 31, 1998, or 34.9% of revenues. The increase in gross profit as a percentage of revenues for the year ended December 31, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

     In the year ended December 31, 1999, we invested approximately $2.5 million in recruiting panels and other start up costs in connection with its international operations in the U.K., France, Germany, Canada and Australia. However, we have not realized any significant revenues to offset against these costs, which has resulted in a lower overall gross margin for the period compared to the gross margin applicable to the U.S. operations alone for the same period.

     Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $5.0 million for the year ended December 31, 1999, or 24.6% of revenues. Research and development costs were $1.4 million for the year ended December 31, 1998, or 21.8% of revenues. The increase in research and development costs as a percentage of revenues for the year ended December 31, 1999 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new real time meter, data warehouse and client interface systems which will be introduced in the second quarter of 2000.

     Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $9.1 million for the year ended December 31, 1999, or 44.5% of revenues. Sales and marketing costs were $2.9 million for the year ended December 31, 1998, or 45.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, our acquisition of AdRelevance and our international expansion, as well as additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

     General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $6.8 million for the year ended December 31, 1999, or 33.0% of revenues. General and administrative costs were $2.7 million for the year ended December 31, 1998, or 42.9% of revenues. The increase in absolute dollars was due to the expenses associated with becoming a public company, our international expansion and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with the RelevantKnowledge merger and our acquisition of AdRelevance. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $1.1 million for the year ended December 31, 1999 and $369,000 for the year ended December 31, 1998 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date in 1999.

     Amortization of Intangibles. Amortization charges of $7.3 million for the year ended December 31, 1999 represent the amortization of RelevantKnowledge's panel and amortization of other intangibles acquired in our merger with RelevantKnowledge, as well as amortization of intangibles acquired in our acquisition of AdRelevance. Amortization charges of $479,000 for the year ended December 31, 1998 represent the amortization of RelevantKnowledge's panel and other intangibles acquired in the merger.

     Acquired In-Process Research and Development. In connection with the acquisition of AdRelevance, we expensed $6.8 million of acquired in-process research and development for the year ended December 31, 1999. In connection with the acquisition of RelevantKnowledge, we expensed $1.6 million for the year ended December 31, 1998. Acquired in-process research and development represents the value attributed to the technologies in development at the time of the acquisition.

     Loss from Operations. Our loss from operations was $25.9 million for the year ended December 31, 1999, or 126.2% of revenues. Loss from operations was $7.2 million for the year ended December 31, 1998, or 114.1% of revenues. Loss from operations in terms of absolute dollars was higher in the year ended December 31, 1999 due to the continued expansion of our business in the United States and internationally, the merger with RelevantKnowledge, the acquisition of AdRelevance and amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to a full year of amortization of intangibles from the RelevantKnowledge merger and the write-off of acquired in-process research and development from the AdRelevance acquisition for the year ended December 31, 1999 offset by an increase in revenues relative to the increases in costs of revenues and operating costs.

     Interest and Other Income, net. Interest and other income, net of interest expense was $2.3 million, or 11.1% of revenues, for the year ended December 31, 1999 as compared to $65,000 for the year ended December 31, 1998, or 1.0% of revenues,. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

     Minority Interests. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased 98.6% to $6.3 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the years ended December 31, 1998 and 1997. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers and an increase in the amount of products and services sold to our customers, and, to a lesser extent, the revenues associated with RelevantKnowledge's business for the period from November 5, 1998 to the end of the year. No single customer accounted for more than 10% of revenues during the year ended December 31, 1998. One customer accounted for approximately 19% of revenues for the year ended December 31, 1997.

     Costs of Revenues. Gross profit was $2.2 million for the year ended December 31, 1998, or 34.9% of revenues. Gross loss was $275,000 for the year ended December 31, 1997, or 8.6% of revenues. The increase in gross profit for the year ended December 31, 1998 over the prior period was due to an increase in sales, including sales attributable to RelevantKnowledge's business for the period from November 5, 1998 to the end of the year, without a commensurate increase in costs. The increase in gross profit was partially offset by the costs associated with operating two panels following the RelevantKnowledge merger.

     Research and Development. Research and development costs were $1.4 million for the year ended December 31, 1998, or 21.8% of revenues. Research and development costs were $866,000 for the year ended December 31, 1997, or 27.2% of revenues. The increase in absolute dollars was due primarily to increases in research and development personnel, including the addition of personnel in connection with the RelevantKnowledge merger. The decrease in research and development costs as a percentage of revenues was due to revenues increasing at a greater rate.

     Sales and Marketing. Sales and marketing costs were $2.9 million for the year ended December 31, 1998, or 45.6% of revenues. Sales and marketing costs were $2.0 million for the year ended December 31, 1997, or 63.4% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

     General and Administrative. General and administrative costs were $2.7 million for the year ended December 31, 1998, or 42.9% of revenues. General and administrative costs were $1.5 million for the year ended December 31, 1997, or 47.6% of revenues. The increase in absolute dollars was due to the expenses associated with increased personnel, expansion of our office facilities and expenses incurred after the merger with RelevantKnowledge. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Deferred compensation of $369,000 for the year ended December 31, 1998 represents a non-cash compensation expense recorded in connection with stock options granted in December 1998.

     Amortization of Intangibles. Amortization charges of $479,000 represent two months of the amortization of RelevantKnowledge's panel, which is being amortized over 12 months, and other intangibles acquired in our merger with RelevantKnowledge which are being amortized over three years.

     Acquired In-Process Research and Development. In connection with our merger with RelevantKnowledge, we expensed $1.6 million of acquired in-process research and development for the year ended December 31, 1998. Acquired in-process research and development represents the value attributed to three technologies in development at the time of the merger.

     Loss from Operations. Our loss from operations was $7.2 million for the year ended December 31, 1998, or 114.1% of revenues. Loss from operations was $4.7 million for the year ended December 31, 1997, or 146.8% of revenues. Loss from operations was higher in 1998 due to the continued expansion of our business, the inclusion of two months of RelevantKnowledge losses and amortization of acquired intangibles. Loss from operations in 1998 included a $1.6 million write-off of acquired in-process research and development. The decrease in loss from operations as a percentage of revenues was due primarily to an increase in sales relative to the increases in costs of revenues and operating costs.

QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 1999 and 1998. You should read these quarterly data in conjunction with our audited financial statements. You should not view the results of operations for any period as an indication of the results of operations for any future period.

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1998       1998       1998        1998       1999       1999       1999        1999
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                              (IN THOUSANDS)
Revenues................................   $1,160     $1,345     $ 1,493    $ 2,333    $ 3,178    $ 4,257     $ 5,496    $  7,569
Gross profit............................      360        544         608        698      1,458      2,139       2,535       4,077
Loss from operations....................     (897)      (839)       (963)    (4,524)    (2,464)    (2,898)     (4,044)    (16,474)
Net loss applicable to common
  stockholders..........................     (928)      (913)     (1,035)    (4,596)    (2,466)    (2,594)     (2,629)    (14,327)
Basic and diluted net loss per share
  applicable to common stockholders.....   $(0.14)    $(0.14)    $ (0.16)   $ (0.43)   $ (0.19)   $ (0.16)    $ (0.15)   $  (0.75)

                                                                               QUARTER ENDED
                                          ---------------------------------------------------------------------------------------
                                          MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                            1998       1998       1998        1998       1999       1999       1999        1999
                                          --------   --------   ---------   --------   --------   --------   ---------   --------
Revenues................................   100.0%     100.0%      100.0%      100.0%    100.0%     100.0%      100.0%      100.0%
Gross profit............................    31.0       40.4        40.7        29.9      45.9       50.2        46.1        53.9
Loss from operations....................   (77.4)     (62.4)      (64.5)     (193.9)    (77.5)     (68.1)      (73.6)     (217.7)
Net loss applicable to common
  stockholders..........................   (80.1)%    (67.9)%     (69.3)%    (197.0)%   (77.6)%    (60.9)%     (47.8)%    (189.3)%

     Our revenues have increased in all periods presented as a result of the continuous expansion of our customer base, the sale of additional products and services to our existing customers and the release of new products and services. The quarterly results reflect the merger with RelevantKnowledge and acquisition of AdRelevance and, therefore, are not comparable to prior periods. The results for those periods include amortization of intangibles and the write-off of acquired in-process research and development in association with the merger and acquisition, a non-cash compensation expense recorded in connection with stock options, and expenses due to costs incurred by operating two distinct panels, production systems and infrastructures.

     Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, RelevantKnowledge's cash on hand at the time of the merger, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Media Metrix were $75.8 million, and net proceeds to Media Metrix were $71.1 million.

     Net cash used in operating activities was $6.0 million for the year ended December 31, 1999, $411,000 for the year ended December 31, 1998, and $4.8 million for the year ended December 31, 1997. For the years ended December 31, 1999, 1998 and 1997, net cash used in operating activities was substantially impacted by the amount owed to NPD. The variance for 1999 compared to 1998 was primarily due to the net repayment of $4.3 million to NPD for services preformed under a management agreement, in addition to a higher net loss for the year, offset by increased non-cash charges.

     Net cash provided by (used in) investing activities was $(18.5) million for the year ended December 31, 1999, $3.1 million for the year ended December 31, 1998, and $(135,000) for the year ended December 31, 1997. For the year ended December 31, 1999, cash used in investing activities was primarily attributable to the purchase of investment securities with the proceeds from our public offerings of common stock pending the use of these proceeds for working capital purposes along with an increase in our fixed asset purchases. Cash provided by investing activities for the year ended December 31, 1998 resulted primarily from the acquisition of $3.2 million of cash in the RelevantKnowledge transaction.

     Net cash provided by financing activities was $114.8 million for the year ended December 31, 1999, $3.5 million for the year ended December 31, 1998 and $6.2 million for the year ended December 31, 1997. Cash provided by financing activities for the year ended December 31, 1999 resulted from the receipt of $120.5 million from proceeds of our public offerings, plus $1.3 million in proceeds received from the exercise of warrants and stock options, offset by the redemption of our redeemable preferred stock for $4.8 million and repayment of long-term debt of $2.3 million. Cash provided by financing activities for the year ended December 31, 1998 resulted from the $1.5 million proceeds from the exercise of the warrants and the receipt of $2.0 million on December 31, 1998 relating to the sale of common stock in January 1999.

     As of December 31, 1999, we had $97.4 million of cash and cash equivalents and $14.9 million of marketable securities. As of December 31, 1999, our principal commitments consisted of accrued obligations under our agreements with NPD in the amount of $444,000. We expect to invest at least an additional $20 million over the next year in our international operations and in improvements in our technology and data delivery systems.

     Although we have no material commitments for capital expenditures, management anticipates that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including in connection with the ongoing separation of our systems from those of NPD. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become ready for the Year 2000. In late 1999, we completed the remediation and testing of our systems. As a result of those planning and implementation efforts, we did not experience any significant disruptions in our essential information technology and non-information technology systems. We believe that our systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems or the products and services of third parties. We will continue to monitor our essential computer systems and applications and those of our suppliers and licensors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RISK FACTORS

WE DO NOT HAVE A LONG OPERATING HISTORY.

     We began our operations as a division of NPD in October 1995. We have only operated as an entity independent of NPD since March 31, 1996. Our operating history is therefore limited.

     You must consider the risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Some of these risks and uncertainties relate to our ability to:

     - anticipate and adapt to our evolving market;

     - implement sales and marketing initiatives;

     - enhance the Media Metrix brand;

     - attract, retain and motivate qualified personnel;

     - respond to actions taken by our competitors;

     - effectively manage our growth by building a solid base of operations and technology; and

     - integrate acquired businesses, consumer panels, technologies and services.

     We cannot assure you that we will be successful in addressing these risks and uncertainties. Our failure to do so could have a material adverse effect on our business, results of operations and financial condition.

WE HAVE A HISTORY OF OPERATING LOSSES AND NEGATIVE CASH FLOW.

     Our ability to generate significant revenues is uncertain. Although our revenues have continued to grow, we are not yet profitable. We incurred losses from operations of $4.7 million in 1997, $7.2 million in 1998 and $25.9 million in 1999. We expect our operating and net losses to continue. If the merger with RelevantKnowledge had taken place on January 1, 1998 and our acquisition of AdRelevance had taken place on its date of inception, October 12, 1998, our pro forma loss from operations for 1998 would have been $26.7 million. If our acquisition of AdRelevance had taken place on January 1, 1999, our pro forma loss from operations for the year ended December 31, 1999 would have been $42.3 million. Our ability to generate profits in the future will depend on a number of factors, including:

     - maintaining and enhancing our position as the leading Internet audience measurement service;

     - keeping our costs in line with our budget;

     - retaining our existing customers;

     - increasing our sales to existing customers;

     - obtaining new customers;

     - increasing business and consumer acceptance of the Internet as a source of information and as a place to buy and sell goods and services;

     - the growth of advertising and e-commerce on the Internet;

     - regulation of the Internet by Federal or local governments;

     - the health of the general economy; and

     - economic conditions that uniquely affect the Internet.

     We intend to invest heavily in our technologies, additional products and services and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. Although our revenues and the number of our clients have continued to increase, we may not be able to continue to grow and to expand our business. The number of clients or the number of products and services for which our clients subscribe may grow more slowly than we anticipate or may decrease in the future. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS NEW AND RAPIDLY EVOLVING.

     To date, no Internet audience measurement service has been adopted as the universally accepted standard. Our existing and potential customers may challenge or refuse to accept our audience measurement reports. Our customers may be dissatisfied with our methodology for measuring Internet audiences or may feel that our panel is not representative of Internet users. Furthermore, another Internet audience measurement service may be adopted as the industry standard. As a result, our customers may turn to alternative services provided by current or potential competitors.

WE DEPEND ON CONTINUED GROWTH IN USE OF THE INTERNET.

     Our business would be adversely affected if Internet usage for the exchange of information and for commerce does not continue to grow rapidly. Internet usage may be inhibited for a number of reasons, including:

     - inadequate network infrastructure;

     - security concerns;

     - inconsistent quality of service; or

     - lack of availability of cost-effective, high-speed service.

     Even if Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth. As a result, its performance and reliability may decline. In addition, Web sites and proprietary online services have experienced interruptions in their service as a result of outages and other delays occurring throughout their infrastructure. If these outages or delays frequently occur in the future, Internet usage as a medium for the exchange of information and for commerce could grow more slowly or decline.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET ADVERTISING IS UNPROVEN.

     Our future success will depend on an increase in the use of the Internet as an advertising medium. The Internet advertising market is new and rapidly evolving. It cannot yet be compared with the traditional advertising market to gauge its effectiveness. As a result, there is significant uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective for promoting their products and services as compared to traditional advertising. In addition, most current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. We cannot assure you that the market for Internet advertising will continue to emerge or will become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

     Our operating results have varied from quarter to quarter. Our operating results may continue to vary as a result of a variety of factors. These factors include:

     - our ability to retain our current clients;

     - our ability to sell additional products and services to current clients;

     - our ability to attract new clients;

     - our ability to maintain customer satisfaction;

     - the announcement or introduction of new products and services by us or our competitors;

     - price competition;

     - our ability to upgrade and to develop our systems and infrastructure to accommodate our growth;

     - our ability to attract new personnel;

     - the timing, cost and availability of advertising in traditional media;

     - the impact of possible acquisitions both on our operations and on our reported operating results due to associated accounting charges;

     - technical difficulties or service interruptions;

     - the amount and timing of costs relating to changes in the size or composition of our panel; and

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business, including our planned international expansion.

     Many of these factors are beyond our control. We cannot assure you that our revenues will increase in proportion to the increase in advertising on the Internet, or at all. In addition, we cannot assure you that advertising on the Internet will continue to grow at forecasted levels, or at all. A substantial portion of our current and future costs are fixed. If our revenues fall short of expectations, we may not be able to adjust our fixed expenses to compensate for this shortfall on a timely basis. Further, as a strategy for remaining competitive, we may have to make certain pricing, service or marketing decisions that could have a material adverse effect on our business, results of operations and financial condition.

     Due to these factors, period-to-period comparisons of our revenues and operating results are not necessarily meaningful. Therefore, you should not rely on these comparisons as indicators of our future performance. We also cannot assure you that we will be able to:

     - sustain the rates of revenue growth we have experienced in the past;

     - improve our operating results; or

     - sustain our profitability on a quarterly basis.

     In addition, our operating results in future periods may be below the expectations of securities analysts and investors. If that occurs, the market price of our common stock could be materially and adversely affected.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS.

     The market for Internet audience measurement services is new and rapidly evolving. We expect competition in this market to intensify in the future. In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, that competes directly with many aspects of our services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Both Nielsen Media Research and ACNielsen have significantly more financial and other resources than do we. In light of these events, Nielsen//NetRatings has become a significant competitor. According to publicly available information, in December 1999, NetRatings completed its initial public offering.

     We face competition internationally from NetValue, a French company which has begun providing audience measurement services in Europe and has announced that it will soon begin providing such services in the United States. In January 2000, NetValue completed its initial public offering.

     We also compete indirectly with operators of site-centric and other consumer-centric measurement systems. Site-centric measurement systems measure audience visits at a specific Web site by monitoring the

Web site's server. Consumer-centric systems measure the market either in a manner similar to us or qualitatively through online and telephonic interviews.

     In addition, we may face competition from individual Web sites that develop an independent method of measuring their own audience or from other companies that develop alternative audience measurement technologies to those already provided by us.

     Competitive pressures could have a material adverse effect on our business, results of operations and financial condition. We believe that the principal competitive factors in our market are:

     - creating representative consumer and business panels; and

     - providing audience measurement services for the entire Internet, including the Web and proprietary online services.

     Some of our competitors have:

     - longer operating histories;

     - larger customer bases;

     - greater brand recognition in similar businesses; and

     - significantly greater financial, marketing, technical and other resources.

     In addition, some of our competitors may be able to:

     - devote greater resources to marketing and promotional campaigns;

     - adopt more aggressive pricing policies; and

     - devote substantially more resources to technology and systems development.

     Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions. We cannot assure you that we will be able to compete successfully against current and future competitors.

WE FACE MANY CHALLENGES IN CONNECTION WITH OUR PLANNED INTERNATIONAL EXPANSION.

     Our current strategy includes further expansion of our services to measure Internet audiences outside of the United States. Our expansion into international markets requires management attention and resources. The international markets for audience measurement services have historically been extremely localized and difficult to penetrate. The costs of establishing and maintaining panels in foreign countries has been and will continue to be substantial. We cannot assure you that we will be able to develop new products and services based on data obtained in those markets. We cannot assure you that we will be successful in marketing our products and services to clients in markets outside the United States. In addition, our international operations will be subject to a number of inherent risks, including:

     - the impact of recessions in economies outside the United States;

     - changes in regulatory requirements;

     - reduced protection for intellectual property rights in some countries;

     - potentially adverse tax consequences;

     - economic and political instability; and

     - fluctuations in currency exchange rates.

     These risks may have a material adverse effect on our business, results of operations or financial condition.

WE WILL DEPEND ON STRATEGIC RELATIONSHIPS IN INTERNATIONAL MARKETS.

     The success of our international expansion will depend on our ability to:

     - recruit and maintain at-home and at-work panels that are representative of a geographic area;

     - control costs and effectively manage foreign operations; and

     - effectively market and sell any new products or services.

     These challenges require skills and expertise in foreign countries that we are currently developing. We believe that our success in penetrating markets outside of the United States will depend on our continued ability to develop and to maintain strategic relationships with local audience measurement or marketing research companies. This may become increasingly difficult as competition in the international markets increases. If we do not succeed in attracting or retaining strategic partners in markets outside the United States, our business, financial condition and results of operations could be materially adversely affected.

OUR MARKET IS SUBJECT TO RAPID CHANGE.

     Our market is characterized by:

     - rapidly changing technology;

     - evolving industry standards;

     - introductions and enhancements of competitive products and services; and

     - changing customer demands.

     Accordingly, our future success depends on our ability to:

     - adapt to rapidly changing technologies;

     - adapt our services to evolving industry standards; and

     - improve the features, reliability and timeliness of our product and service offerings in response to competitive product and service offerings and evolving demands of the marketplace.

     We cannot assure you that we will succeed in addressing these issues. In addition, the widespread adoption of new Internet networking technologies or other technological changes could require us to expend substantial amounts of capital to change our services or infrastructure. These changes may also involve new technologies that may not be measurable by our current methods.

OUR COSTS MAY INCREASE IF THE SIZE OR COMPOSITION OF OUR PANEL CHANGES.

     A significant portion of our costs consists of the expense of recruiting and maintaining our panel and collecting and processing data generated by the panel. We may, in the future, need to change the size or composition of our panel. As a result, our expenses for recruiting and maintaining our panel may increase. Our international expansion will also increase our panel related costs. This could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH.

     We are currently experiencing a period of rapid expansion. We anticipate that future expansion will be necessary in order to accommodate our needs and to take advantage of new opportunities in the market for audience measurement services on the Internet. In order to succeed, we will need to attract and hire additional technical and management personnel. As a result, we expect to add key personnel in the near future to manage our expected growth. We also will need to expand our technical, finance, administrative and operations staff. We cannot assure you that current and planned personnel, systems, procedures and controls will be adequate to support our future operations. We may not be able to hire new and retain our current personnel. We also may not be able to exploit existing and potential strategic relationships and market opportunities. If we fail to effectively manage our internal growth, our business, results of operations and financial condition could be materially adversely affected.

WE DEPEND ON RENEWALS OF OUR SUBSCRIPTION BASED SERVICES.

     We have historically derived substantially all of our revenues from subscriptions for our syndicated products. In our limited history, high renewal rates have formed a foundation for our revenue growth. However, we cannot assure you we will continue to experience high renewal rates. Our subscription renewal rates may also decline as a result of a consolidation in our customer base or if a significant number of our customers cease operations. If our renewal rate percentage declines, it could have a material adverse effect on our business, results of operations and financial condition.

WE MUST FURTHER DEVELOP OUR BRAND NAME.

     We believe that maintaining and strengthening the Media Metrix brand is an important aspect of our business. Our brand name is critical in our efforts to attract clients. We believe that the importance of brand recognition will increase due to the increasing number of competitors entering the market for Internet audience measurement. Our ability to promote and position the Media Metrix brand depends largely on:

     - the success of our marketing efforts;

     - our ability to provide our customers with high quality products; and

     - our ability to secure rights to our brand name in the major markets in which we will be active.

     To promote the Media Metrix brand in response to competitive pressures, we may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. Our use of the brand name "Media Metrix" in Europe has been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Rather than engage in a protracted dispute, we have elected to have our European joint venture conduct business under the name "MMXI Europe." Mediametrie has also challenged our use of the domain name "mediametrix.com." If we fail to promote and maintain our brand, or incur excessive expenses attempting to promote and maintain our brand, our business, results of operations and financial condition will be materially adversely affected.

WE MAY ENCOUNTER RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT.

     Our future success depends in part on our ability to offer new products and services on a timely and cost-effective basis. In order to gain market acceptance, our new products and services must address:

     - specific industries and businesses;

     - changes in client requirements; and

     - changes in technologies.

     The process of developing and launching new products or services is inherently risky and costly. Moreover, we cannot assure you that once launched, our products and services will be accepted by our customers.

OUR SYSTEMS MAY FAIL.

     Our success depends on the efficient and uninterrupted operation of our computer and communications systems. Some servers and portions of our network are provided to us by NPD under a management services agreement. NPD also provides us with the use of mini-computers that we use to process data received from panelists. We have begun to migrate our systems to our own independent network. We expect to complete this process by the second quarter of 2000. Any failure of the current or the new networks could impede the processing of data, customer orders and day-to-day management of our business. This could have a material adverse effect on our business, results of operations and financial condition.

     Our systems and operations are vulnerable to damage or interruption from:

     - telecommunication failures;

     - power loss;

     - fires;

     - floods;

     - physical and electronic break-ins;

     - sabotage; and

     - intentional acts of vandalism and similar events.

     We do not presently have fully redundant systems. Despite any precautions we take, a natural disaster or other unanticipated problems which lead to the corruption or loss of data at the NPD facility or our own facilities could result in interruptions in the services we provide. In addition, our databases are growing rapidly, and the systems currently in place may not be sufficient to handle any further expansion. This could lead to systems failure or to a corruption of our data and could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON OUR KEY PERSONNEL.

     Our future success depends on the continued services and on the performance of our senior management and other key employees, in particular the services of Tod Johnson, our Chief Executive Officer. Mr. Johnson also serves as the Chief Executive Officer of NPD. Mr. Johnson has spent a substantial portion of his time on our matters and we anticipate that he will continue to do so. However, he will not be able to devote all of his time to our affairs. As a result, Mr. Johnson's other responsibilities could divert his attention from our affairs.

     Our performance depends on our ability to retain and to motivate our key employees. The loss of the services of any of our key employees could have a material adverse effect on our business, results of operations and financial condition. We do not have long-term employment agreements with any of our key personnel. We do not maintain any "key person" life insurance policies. In addition, we are likely to need to recruit additional senior management personnel as our business grows, particularly in the international arena. Our future success depends on our ability to hire and to retain highly skilled personnel. Competition for these candidates is intense. We cannot assure you that we will be able to successfully attract, integrate or retain sufficiently qualified personnel. Our inability to retain and attract the necessary personnel could have a material adverse effect on our business, results of operations and financial condition.

ADRELEVANCE'S SERVICES MAY NOT BE SUCCESSFUL.

     We recently acquired AdRelevance. AdRelevance only began operations in late 1998. AdRelevance's services were first commercially launched in September 1999. Our future success in the advertising tracking business depends on the acceptance of these services. We cannot be sure that these services will be widely accepted in the marketplace. In addition, AdRelevance relies on public Internet sites to gather advertising data. Those sites might cease to be available or may charge licensing or other fees for access. We may not be able to obtain an alternative or cost-effective source for these data.

WE MAY FAIL TO INTEGRATE ACQUISITIONS.

     If appropriate opportunities present themselves, we intend to acquire other complementary businesses, technologies, services or products. We currently have no understandings or agreements relating to any acquisition. We cannot assure you that we will be able to complete future acquisitions successfully or to integrate an acquired entity with our current business. An acquisition may result in unforeseen operating difficulties and expenditures. They may also require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we cannot assure you that the anticipated benefits of any acquisition will be realized. We may:

     - issue additional equity securities which would dilute stockholders;

     - incur debt;

     - incur contingent liabilities; and

     - incur amortization expenses related to goodwill and other intangible assets.

WE DEPEND ON THE NPD GROUP, INC.

     We were originally formed as a division of NPD. Throughout our development, we have relied on services and financing provided to us by NPD. When we became an independent operating entity, we entered into a management services agreement, license agreement and services agreement with NPD. These agreements allow us to continue to use some of NPD's software and services on an as-needed basis. Under the management services agreement, NPD provides us with managerial services. Under the license agreement, we license some of NPD's technologies necessary for the operation of our services. The services agreement provides for payment of a license fee by NPD for access to information collected from our panel.

     NPD may be able to exert influence over our business and affairs due to these arrangements. Also, the loss of the services provided by NPD under the management services agreement or the loss of the license of computer software under the license agreement could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

     We regard the protection of our patents, copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with parties we do business with in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, others may independently develop similar or superior technologies.

     We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. We cannot assure you that patents or trademark registrations will be issued with respect to pending or future applications or that our patents and trademarks will be upheld as valid. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are offered.

     Third parties may claim that our technologies infringe upon their proprietary rights. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. These claims, whether meritorious or not, could:

     - be time-consuming;

     - result in costly litigation; or

     - require us to enter into royalty or licensing agreements.

     Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

     Our use of the brand name "Media Metrix" in Europe has been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Mediametrie has also challenged our use of the domain name "mediametrix.com." We cannot be sure that we will not continue to have disputes with

Mediametrie, S.A. or others regarding the use of our name internationally. We cannot assure you that we will be successful in reaching a settlement on terms acceptable to us nor can we predict the outcome of the dispute.

WE RELY ON TECHNOLOGY LICENSED FROM OTHERS.

     We rely on technologies that we license from third parties We cannot assure you that these licenses will not infringe on the proprietary rights of others. We also cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms, if at all. As a result, we may need to obtain substitute technology of lower quality or performance standards or at greater cost. This could materially adversely affect our business, results of operations and financial condition.

WE MAY BE EXPOSED TO POSSIBLE LIABILITY FOR SUPPLYING INACCURATE INFORMATION TO OUR CUSTOMERS.

     We may face liability for information that we supply to customers if the information is inaccurate. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement methodologies or databases would have a material adverse effect on our ability to attract new customers and retain existing customers. Our customer contracts generally provide that each customer must indemnify us for any damages arising from the use of data, reports or analyses by the customer or the performance of any consulting, analytic or other services by us. However, we cannot be certain our contract provisions provide sufficient protection. Any liabilities which we may incur because of irregularities or inaccuracies in the data we supply to our customers could materially adversely affect our business, results of operations and financial condition.

OUR PROPRIETARY RIGHTS MAY BE ADVERSELY AFFECTED BY OUR STRATEGIC PARTNERS.

     We expect to license some of our proprietary rights to strategic partners in the course of our planned international expansion. While we will attempt to ensure that the quality of our service is maintained by our strategic partners, we cannot assure you that they will not take actions that might materially adversely affect the value of our proprietary rights or reputation. This could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS RELATED TO STORAGE OF PERSONAL INFORMATION ABOUT OUR PANELISTS.

     We do not attempt to capture information regarding our panelists' banking, credit card or password data. This information, however, may come into our possession. Our panel data are released only in an aggregated format or in a form not identifiable on an individual basis. However, if someone penetrates our network security or otherwise misappropriates sensitive data about our panelists, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, like for unauthorized marketing purposes. These claims could result in litigation and could have a material adverse effect on our business, results of operations and financial condition.

WE FACE RISKS OF INDUSTRY INITIATIVES.

     Several key industry organizations, including the Internet Advertising Bureau, the Media Ratings Council, the Advertising Research Foundation and FAST Forward, have begun initiatives focusing on appropriate standards for Internet audience measurement. Our products and services may ultimately not comply with recommended industry guidelines if we determine that compliance would not be economically feasible or otherwise not consistent with our business strategy. To the extent that our measurement approach diverges from the course of action recommended by some or all of these trade groups, our business, results of operations and financial condition could be materially and adversely affected.

WE FACE RISKS ASSOCIATED WITH POTENTIAL GOVERNMENTAL REGULATION.

     We are currently not subject to direct federal, state or local regulation or laws or regulations applicable to the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted covering:

     - user privacy;

     - freedom of expression;

     - pricing;

     - content;

     - quality of products and services;

     - taxation;

     - advertising;

     - intellectual property rights; and

     - information security.

     The nature and effect of any proposed legislation or regulation cannot be fully determined. These could have a material adverse effect on our business, results of operations and financial condition.

     The adoption of any such legislation could also dampen the growth in use of the Internet generally and decrease its acceptance as a communications, commercial and advertising medium. Any legislation which could have any adverse effect on the growth of the Internet could decrease the demand for our services and could have a material adverse effect on our business, results of operations and financial condition.

THERE MAY BE LIMITS IMPOSED ON USES OF PERSONAL INFORMATION GATHERED USING THE INTERNET.

     Several states have proposed legislation that would limit the uses of personal user information gathered using the Internet. These regulations have required proprietary online service and Web site owners to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Also, the European Union has enacted its own privacy regulations that may result in limits on the collection and use of user information. Because all of our panelists consent to the retrieval of their personal data, to date these regulations and proceedings have not impacted our operations. However, we may become subject to claims arising from the information collected or used by AdRelevance in generating data for advertising tracking services.

     Changes to existing laws or the passage of new laws intended to address these issues could, among other effects:

     - create uncertainty in the marketplace that could reduce demand for our services;

     - limit our ability to collect and to use data from our panels;

     - increase the cost of doing business as a result of litigation costs or increased service delivery costs;

     - decrease the efficacy of Internet advertising; or

     - in some other manner have a material adverse effect on our business, results of operations and financial condition.

WE FACE UNCERTAINTY ABOUT ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS.

     If we are unable to increase our revenues as anticipated, we will need to raise additional funds. We may need additional financing sooner if we:

     - decide to expand faster than planned;

     - develop new or enhanced services or products ahead of schedule;

     - need to respond to competitive pressures; or

     - need to acquire for cash complementary products, businesses or technologies.

     If we raise additional funds through the sale of equity or convertible debt securities, the value of the stock outstanding may be diluted. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs. This could have a material adverse effect on our business, results of operations and financial condition.

WE MAY SUFFER AN INTERRUPTION IN OUR BUSINESS.

     Our business interruption insurance may not be adequate to compensate us fully for losses that may occur as a result of an interruption in our business. Our business, results of operations and financial condition could be materially and adversely affected if we are unable to conduct our business for an extended period of time for any reason.

OUR PRINCIPAL STOCKHOLDERS, EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 30% of our common stock. In particular, NPD, which is controlled by Tod Johnson, our Chairman and Chief Executive Officer, owns approximately 21.0% of our outstanding common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

THERE MAY BE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR STOCK AS A RESULT OF SHARES BEING AVAILABLE FOR SALE IN THE FUTURE.

     Sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time. This could also impair our ability to raise additional capital through the sale of our equity securities. We expect to file a shelf registration statement to register the sale of approximately 800,000 shares of our common stock, pursuant to our obligations under two registration rights agreements with our current stockholders. These shares will be available for sale into the public market upon the effectiveness of the shelf registration statement, which is anticipated to occur in the second quarter.

THERE MAY BE VOLATILITY IN OUR STOCK PRICE.

     Our common stock, which is quoted on the Nasdaq National Market, has experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future. The market prices of the securities of Internet-related companies have been especially volatile. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

EFFECTS OF ANTI-TAKEOVER PROVISIONS COULD INHIBIT THE ACQUISITION OF MEDIA
METRIX.

     Some of the provisions of our certificate of incorporation, bylaws and Delaware law could, together or separately:

     - discourage potential acquisitions proposals;

     - delay or prevent a change in control; and

     - limit the price that investors might be willing to pay in the future for shares of our common stock.

     In particular, our board of directors may issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Our certificate of incorporation and bylaws provide, among other things, that our board of directors is divided into three classes which serve staggered three year terms, that stockholders may not take actions by written consent and that special meetings of stockholders may only be called by our board of directors or our Chairman. We are also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a worldwide basis through our international subsidiaries. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries' local currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is incorporated by reference to the consolidated financial statements listed in Item 14(a) of Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 23, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholder's meeting to be held on May 23, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 23, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 23, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT

        (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
             Report of Independent Auditors..............................  F-1
             Consolidated Balance Sheets at December 31, 1999 and 1998...  F-2
             Consolidated Statements of Operations for the years ended     F-3
               December 31, 1999, 1998 and 1997..........................
             Consolidated Statements of Stockholders' Equity for the       F-4
               years ended December 31, 1999, 1998 and 1997..............
             Consolidated Statements of Cash Flows for the years ended     F-5
               December 31, 1999, 1998 and 1997..........................
             Notes to Consolidated Financial Statements..................  F-6
        (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES
             Schedule II -- Valuation and Qualifying Accounts............  S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (b) REPORTS ON FORM 8-K.

          Current Report on Form 8-K, filed with the Commission on October 20, 1999, relating to the acquisition of AdRelevance, Inc.

     (c)  LIST OF EXHIBITS

 NO.                            DESCRIPTION
 ---                            -----------
 2.1    Plan of Merger and Reorganization between Media Metrix, Inc.
        and RelevantKnowledge dated as of September 30, 1998**......
 2.2    Plan of Merger between Media Metrix and PC Meter L.P. dated as of March 31, 1996**......................................
 2.3    Agreement and Plan of Merger dated as of October 6, 1999, by and among Media Metrix, AdRelevance, Merger Sub and the
        stockholders of AdRelevance named therein*..................
 2.4    Share Purchase Agreement dated February 8, 2000 among SIFO
        Group AB, Osprey Research BV and Media Metrix, Inc.****.....
 3.1    Amended and Restated Certificate of Incorporation**.........
 3.2    Certificate of Amendment to Amended and Restated Certificate
        of Incorporation**..........................................
 3.3    Amended and Restated Bylaws**...............................
 4.1    Registration Rights Agreement dated as of November 5, 1998, by and among Media Metrix and the Stockholders listed on
        Schedule I thereto**........................................
 4.2    Stockholder's Agreement dated as of November 5, 1998, by and among Media Metrix and the Stockholders listed on Schedule I thereto**...................................................
 4.3    Co-Sale Agreement dated as of November 5, 1998, by and among
        Media Metrix and the Stockholders listed on Schedule I
        thereto**...................................................
 4.4    Form of Warrant issued to former RelevantKnowledge warrant holders**...................................................
 4.5    Form of Warrant issued to former Media Metrix warrant
        holders**...................................................
 4.6    Form of Warrant issued to former RelevantKnowledge warrant holders**...................................................
 4.7    Specimen Stock Certificate**................................
 4.8    Registration Rights Agreement by and among Media Metrix, GfK
        AG and Ipsos S.A. made as of September 1, 1999***...........
 4.9    Registration Rights Agreement dated October 8, 1999 by and among Media Metrix and the security holders of Media Metrix set forth on Schedule I thereto*............................

 NO.                            DESCRIPTION
 ---                            -----------
 4.10   Stock Option Agreement by and between Media Metrix and GfK made as of September 1, 1999***.............................
 4.11   Stock Option Agreement by and between Media Metrix and Ipsos made as of September 1, 1999***.............................
 4.12   Warrant to purchase common stock held by Silicon Valley
        Bank***.....................................................
 4.13   Registration Rights Agreement dated March 6, 2000 between
        Osprey Research BV and Media Metrix, Inc.****...............
 4.14   Participation Agreement dated March 6, 2000 among Osprey
        Research BV, SIFO Group AB and MMXI Europe, BV****..........
 4.15   Amendment to Shareholders' Agreement dated March 6, 2000
        among GfK AG, Ipsos SA, Osprey Research BV MMXI Europe BV
        and Media Metrix, Inc.****..................................
 4.16   Media Metrix, Inc. Stock Option Agreement dated March 6,
        2000 between Osprey Research BV and Media Metrix,
        Inc.****....................................................
 4.17   Amendment to Registration Rights Agreement dated March 6,
        2000 among GfK AG, Ipsos SA, Osprey Research BV and Media
        Metrix, Inc.**** ...........................................
10.1    Management Services Agreement dated as of September 30, 1998 by and between Media Metrix, The NPD Group, Inc. and Tod
        Johnson**...................................................
10.2    Services Agreement dated as of September 30, 1998 by and
        between Media Metrix and The NPD Group, Inc.**..............
10.3    License Agreement dated as of November 5, 1998 by and
        between Media Metrix and The NPD Group, Inc.**..............
10.4    Stock Purchase Agreement dated as of December 23, 1998 by
        and between Media Metrix and Investment A.B. Bure**.........
10.5.1  Building Lease between Eagle Insurance Company and The NPD
        Group, Inc. dated as of August 18, 1997**...................
10.5.2  Lease Agreement between Carriage House Associates Limited
        Partnership and RelevantKnowledge, Inc. dated as of May 16,
        1997**......................................................
10.6    Form of Indemnification Agreement**.........................
10.7    Form of Non-Disclosure Agreement and Confidential
        Information and Invention Assignment Agreement**............
10.8    Form of Non-Disclosure Agreement and Confidential
        Information and Invention Assignment Agreement**............
10.9    Employment Agreement by and between Media Metrix and Jeffrey
        C. Levy, dated as of November 5, 1998**.....................
10.10   Amended and Restated Management Services Agreement by and
        between Media Metrix, The NPD Group, Inc. and Tod
        Johnson**...................................................
10.11   Media Metrix Stock Option Plan**............................
10.12   1998 Equity Incentive Plan**................................
10.13   1998 AdRelevance Stock Option Plan***.......................
10.14   1999 AdRelevance Stock Option Plan***.......................
21.1    Subsidiaries of Media Metrix***.............................
27      Financial Data Schedule

---------------
* Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on October 20, 1999.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-81079), as amended.

*** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-88751), as amended.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 20, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIA METRIX, INC.

                                                    /s/ TOD JOHNSON
                                          --------------------------------------
                                          By: Tod Johnson
                                          Title: Chairman and Chief Executive
                                          Officer

Date: March 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


                  /s/ TOD JOHNSON                    Chairman and Chief Executive Officer (Principal
---------------------------------------------------    Executive Officer)
                    Tod Johnson

                /s/ THOMAS A. LYNCH                  Chief Financial Officer and Treasurer (Principal
---------------------------------------------------    Financial and Accounting Officer)
                  Thomas A. Lynch

               /s/ MICHAEL C. BROOKS                 Director
---------------------------------------------------
                 Michael C. Brooks

               /s/ WILLIAM W. HELMAN                 Director
---------------------------------------------------
                 William W. Helman

                   /s/ STIG KRY                      Director
---------------------------------------------------
                     Stig Kry

                /s/ JEFFREY C. LEVY                  Director
---------------------------------------------------
                  Jeffrey C. Levy

                /s/ JAMES MORTENSEN                  Director
---------------------------------------------------
                  James Mortensen

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Media Metrix, Inc.

     We have audited the accompanying consolidated balance sheets of Media Metrix, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Media Metrix, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

New York, New York
January 28, 2000, except for the
last three paragraphs of Note 15,
as to which the date is March 8, 2000

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 97,363,634    $  8,012,020
  Marketable securities.....................................    14,877,222              --
  Receivables:
     Trade, less allowance for doubtful accounts of $500,000
       in 1999 and $220,000 in 1998.........................     5,473,299       1,119,905
     Expenditures billable to clients.......................       520,084         250,432
                                                              ------------    ------------
  Total receivables.........................................     5,993,383       1,370,337
  Prepaid expenses and other current assets.................       454,072         207,333
                                                              ------------    ------------
Total current assets........................................   118,688,311       9,589,690
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $560,817 in 1999 and
  $75,930 in 1998...........................................     5,307,667         649,790
Intangibles acquired, net of accumulated amortization of
  $7,791,505 in 1999 and $479,000 in 1998...................    52,948,261       5,736,766
Due from minority interests in consolidated subsidiaries....     1,617,384              --
Other assets................................................       282,801          83,774
                                                              ------------    ------------
Total assets................................................  $178,844,424    $ 16,060,020
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 10,115,492    $  2,308,323
  Due to The NPD Group, Inc.................................       444,495       4,705,825
  Advance billings to clients...............................     5,125,613       1,391,275
  Current portion of long-term debt.........................       196,268         127,179
                                                              ------------    ------------
Total current liabilities...................................    15,881,868       8,532,602
Long-term debt..............................................       173,387         225,353
Redeemable Preferred Stock -- $1 par value; 41,446 shares
  issued and outstanding in 1998............................            --       4,679,760
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
     5,000,000 in 1999 and 4,958,554 in 1998, none issued
     and outstanding........................................            --              --
  Common stock, $.01 par value -- 60,000,000 shares
     authorized; shares issued and outstanding -- 19,681,999
     in 1999 and 13,098,808 in 1998.........................       196,820         130,988
  Additional paid-in capital................................   202,031,538      18,149,203
  Common stock issuable.....................................            --       1,999,831
  Accumulated other comprehensive loss......................       (82,424)             --
  Accumulated deficit.......................................   (38,110,438)    (16,093,242)
  Deferred compensation.....................................    (1,246,327)     (1,564,475)
                                                              ------------    ------------
Total stockholders' equity..................................   162,789,169       2,622,305
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $178,844,424    $ 16,060,020
                                                              ============    ============

                            See accompanying notes.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------    -----------    -----------
Revenues...........................................  $ 20,500,127    $ 6,330,485    $ 3,187,653
Costs of revenues..................................    10,291,392      4,120,569      3,463,058
                                                     ------------    -----------    -----------
Gross profit (loss)................................    10,208,735      2,209,916       (275,405)
Operating expenses:
  Research and development.........................     5,044,068      1,382,375        865,498
  Sales and marketing..............................     9,116,727      2,888,195      2,021,409
  General and administrative.......................     6,755,220      2,715,705      1,516,396
  Amortization of deferred compensation and other
     stock-based compensation......................     1,060,108        368,550             --
  Amortization of intangibles......................     7,312,505        479,000             --
  Acquired in-process research and development.....     6,800,000      1,600,000             --
                                                     ------------    -----------    -----------
Total operating expenses...........................    36,088,628      9,433,825      4,403,303
                                                     ------------    -----------    -----------
Loss from operations...............................   (25,879,893)    (7,223,909)    (4,678,708)
Minority interests.................................     1,688,542             --             --
Interest and other income, net of interest expense
  of $74,660 in 1999 and $11,374 in 1998...........     2,283,350         65,211         94,760
                                                     ------------    -----------    -----------
Net loss...........................................   (21,908,001)    (7,158,698)    (4,583,948)
Preferred stock dividends..........................      (109,195)      (313,738)      (289,564)
                                                     ------------    -----------    -----------
Net loss applicable to common stockholders.........  $(22,017,196)   $(7,472,436)   $(4,873,512)
                                                     ============    ===========    ===========
Basic and diluted net loss per share applicable to
  common stockholders..............................  $      (1.34)   $     (0.98)   $     (0.75)
                                                     ============    ===========    ===========
Shares used in the calculation of basic and diluted
  net loss per share applicable to common
  stockholders.....................................    16,445,295      7,618,511      6,523,330
                                                     ============    ===========    ===========

                            See accompanying notes.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                     -------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                      OWNER'S/        COMMON STOCK         ADDITIONAL      COMMON          OTHER
                                     PARTNERS'    ---------------------     PAID-IN         STOCK      COMPREHENSIVE
                                      CAPITAL       SHARES      AMOUNT      CAPITAL       ISSUABLE         LOSS
                                     ----------   ----------   --------   ------------   -----------   -------------
Balance at January 1, 1997.........  $1,269,600           --   $     --   $         --   $        --     $     --
Purchase of partnership interest...   3,200,000           --         --             --            --           --
Exchange of partners' interest for
  6,522,893 shares of common stock
  and 41,446 shares of Redeemable
  Preferred Stock..................  (4,469,600)   6,522,893     65,229        259,771            --           --
Contribution of amounts owed to The
  NPD Group, Inc. .................          --           --         --        380,977            --           --
Sale of common stock...............          --          437          4             96            --           --
Costs incurred in connection with
  issuance of Series A Convertible
  Preferred Stock..................          --           --         --       (359,188)           --           --
Payment of Redeemable Preferred
  Stock dividends..................          --           --         --             --            --           --
Accrual of Redeemable Preferred
  Stock dividends..................          --           --         --             --            --           --
Net loss...........................          --           --         --             --            --           --
                                     ----------   ----------   --------   ------------   -----------     --------
Balance at December 31, 1997.......          --    6,523,330     65,233        281,656            --           --
Conversion of Series A Convertible
  Preferred Stock..................          --    2,155,176     21,552      3,978,439            --           --
Conversion of Series B Convertible
  Preferred Stock..................          --      520,590      5,206      1,494,794            --           --
Issuance of common stock in
  connection with acquisition......          --    3,890,825     38,908     10,461,092            --           --
Exercise of warrants...............          --        8,887         89            197            --           --
Sale of common stock -- 194,380
  shares issuable..................          --           --         --             --     1,999,831           --
Employee stock options.............          --           --         --      1,933,025            --           --
Amortization of deferred
  compensation.....................          --           --         --             --            --           --
Accrual of Redeemable Preferred
  Stock dividends..................          --           --         --             --            --           --
Net loss...........................          --           --         --             --            --           --
                                     ----------   ----------   --------   ------------   -----------     --------
Balance at December 31, 1998.......          --   13,098,808    130,988     18,149,203     1,999,831           --
Comprehensive loss:
  Net loss.........................          --           --         --             --            --           --
  Unrealized losses on marketable
    securities.....................          --           --         --             --            --      (64,134)
  Foreign currency translation.....          --           --         --             --            --      (18,290)
Total comprehensive loss...........
Issuance of common stock
  issuable.........................          --      194,380      1,944      1,997,887    (1,999,831)          --
Initial and secondary public
  offering net of $6,727,500 of
  related costs and expenses.......          --    4,750,000     47,500    120,430,000            --           --
Issuance of common stock in
  connection with acquisition......          --      697,664      6,977     59,393,023            --           --
Exercise of warrants and stock
  options..........................          --      941,147      9,411      1,319,465            --           --
Employee stock options.............          --           --         --        325,000            --           --
Amortization of deferred
  compensation.....................          --           --         --             --            --           --
Reversal of deferred compensation
  of options forfeited.............          --           --         --        (98,231)           --           --
Acceleration of vesting on
  options..........................          --           --         --        515,191            --           --
Accrual of Redeemable Preferred
  Stock dividends..................          --           --         --             --            --           --
                                     ----------   ----------   --------   ------------   -----------     --------
Balance at December 31, 1999.......  $       --   19,681,999   $196,820   $202,031,538   $        --     $(82,424)
                                     ==========   ==========   ========   ============   ===========     ========

                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                     ----------------------------------------------

                                                                        TOTAL
                                     ACCUMULATED      DEFERRED      STOCKHOLDERS'
                                       DEFICIT      COMPENSATION   (DEFICIT) EQUITY
                                     ------------   ------------   ----------------
Balance at January 1, 1997.........  $ (3,747,294)  $        --      $ (2,477,694)
Purchase of partnership interest...            --            --         3,200,000
Exchange of partners' interest for
  6,522,893 shares of common stock
  and 41,446 shares of Redeemable
  Preferred Stock..................            --            --        (4,144,600)
Contribution of amounts owed to The
  NPD Group, Inc. .................            --            --           380,977
Sale of common stock...............            --            --               100
Costs incurred in connection with
  issuance of Series A Convertible
  Preferred Stock..................            --            --          (359,188)
Payment of Redeemable Preferred
  Stock dividends..................       (68,142)           --           (68,142)
Accrual of Redeemable Preferred
  Stock dividends..................      (221,422)           --          (221,422)
Net loss...........................    (4,583,948)           --        (4,583,948)
                                     ------------   -----------      ------------
Balance at December 31, 1997.......    (8,620,806)           --        (8,273,917)
Conversion of Series A Convertible
  Preferred Stock..................            --            --         3,999,991
Conversion of Series B Convertible
  Preferred Stock..................            --            --         1,500,000
Issuance of common stock in
  connection with acquisition......            --            --        10,500,000
Exercise of warrants...............            --            --               286
Sale of common stock -- 194,380
  shares issuable..................            --            --         1,999,831
Employee stock options.............            --    (1,933,025)               --
Amortization of deferred
  compensation.....................            --       368,550           368,550
Accrual of Redeemable Preferred
  Stock dividends..................      (313,738)           --          (313,738)
Net loss...........................    (7,158,698)           --        (7,158,698)
                                     ------------   -----------      ------------
Balance at December 31, 1998.......   (16,093,242)   (1,564,475)        2,622,305
Comprehensive loss:
  Net loss.........................   (21,908,001)           --       (21,908,001)
  Unrealized losses on marketable
    securities.....................            --            --           (64,134)
  Foreign currency translation.....            --            --           (18,290)
                                                                     ------------
Total comprehensive loss...........                                   (21,990,425)
Issuance of common stock
  issuable.........................            --            --                --
Initial and secondary public
  offering net of $6,727,500 of
  related costs and expenses.......            --            --       120,477,500
Issuance of common stock in
  connection with acquisition......            --            --        59,400,000
Exercise of warrants and stock
  options..........................            --            --         1,328,876
Employee stock options.............            --      (325,000)               --
Amortization of deferred
  compensation.....................            --       544,917           544,917
Reversal of deferred compensation
  of options forfeited.............            --        98,231                --
Acceleration of vesting on
  options..........................            --            --           515,191
Accrual of Redeemable Preferred
  Stock dividends..................      (109,195)           --          (109,195)
                                     ------------   -----------      ------------
Balance at December 31, 1999.......  $(38,110,438)  $(1,246,327)     $162,789,169
                                     ============   ===========      ============

                            See accompanying notes.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1999           1998           1997
                                                          ------------    -----------    -----------
OPERATING ACTIVITIES
Net loss................................................  $(21,908,001)   $(7,158,698)   $(4,583,948)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Charge for acquired in-process research and
    development.........................................     6,800,000      1,600,000             --
  Loss on disposal of equipment.........................        43,123         13,174             --
  Provision for bad debts...............................       387,000        160,600        100,000
  Depreciation and amortization of property and
    equipment...........................................       515,912         65,969         17,991
  Amortization of deferred compensation and other
    stock-based compensation............................       544,917        368,550             --
  Acceleration of vesting on options....................       515,191             --             --
  Amortization of intangibles...........................     7,312,505        479,000             --
  Minority interests....................................    (1,688,542)            --             --
  Changes in operating assets and liabilities:
    Receivables.........................................    (5,000,046)      (427,652)      (211,059)
    Prepaid expenses and other current assets...........       (44,631)       (13,625)       (38,063)
    Other assets........................................        16,653         28,976        (22,280)
    Accounts payable and accrued liabilities............     7,008,832        657,737        793,140
    Advance billings to clients.........................     3,727,671        393,581        309,200
    Due to The NPD Group, Inc. .........................    (4,261,330)     3,421,510     (1,117,059)
                                                          ------------    -----------    -----------
Net cash used in operating activities...................    (6,030,746)      (410,878)    (4,752,078)
                                                          ------------    -----------    -----------
INVESTING ACTIVITIES
Purchase of marketable securities.......................   (14,941,356)            --             --
Cash acquired, net of acquisition costs.................       500,511      3,185,112             --
Additions to property and equipment.....................    (4,733,977)      (117,489)      (134,825)
Proceeds from the sale of fixed assets..................            --          5,300             --
Security deposits.......................................      (191,336)            --             --
                                                          ------------    -----------    -----------
Net cash (used in) provided by investing activities.....   (19,366,158)     3,072,923       (134,825)
                                                          ------------    -----------    -----------
FINANCING ACTIVITIES
Repayments on long-term debt............................    (2,321,771)       (19,155)            --
Proceeds from exercise of warrants and stock options....     1,328,876      1,500,286             --
Net proceeds from initial and secondary public
  offering..............................................   120,477,500             --             --
Redemption of redeemable preferred stock................    (4,788,955)            --             --
Contributions from minority interest....................        71,158             --             --
Proceeds from sale of Series A Convertible Preferred
  Stock, net of related costs...........................            --             --      3,640,803
Partner contributions...................................            --             --      3,200,000
Repayment of loan payable to affiliate..................            --             --       (600,000)
Payment of dividend.....................................            --             --        (68,142)
Sale of common stock....................................            --      1,999,831            100
                                                          ------------    -----------    -----------
Net cash provided by financing activities...............   114,766,808      3,480,962      6,172,761
                                                          ------------    -----------    -----------
Effect of exchange rate changes on cash.................       (18,290)            --             --
                                                          ------------    -----------    -----------
Net increase in cash and cash equivalents...............    89,351,614      6,143,007      1,285,858
Cash and cash equivalents at beginning of year..........     8,012,020      1,869,013        583,155
                                                          ------------    -----------    -----------
Cash and cash equivalents at end of year................  $ 97,363,634    $ 8,012,020    $ 1,869,013
                                                          ============    ===========    ===========
SUPPLEMENTAL INFORMATION
Interest paid...........................................  $     74,660    $    11,374    $        --
                                                          ============    ===========    ===========

                            See accompanying notes.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

  Description of Business

     Media Metrix, Inc., a Delaware Corporation, provides Internet audience measurement products and services to customers including media companies, Internet advertisers and advertising agencies, technology companies and financial institutions.

  Organization

     The accompanying consolidated financial statements include the accounts of Media Metrix, Inc., its wholly owned subsidiaries AdRelevance, Inc. and Media Metrix Japan KK, its 90% owned subsidiary Media Metrix Canada Co., its 51% owned subsidiary Media Metrix Pty. Ltd. and its 54.46% owned subsidiary MMXI Europe, B.V., a Dutch company. MMXI Europe, in turn, is consolidated with its wholly owned subsidiaries, MMXI Europe UK Limited, MMXI Europe E.U.R.L. and MMXI (Deutschland) GmbH.

     Media Metrix' business was originally conducted as a division within The NPD Group, Inc. until March 1996, when PC Meter, L.P., a Delaware limited partnership (Media Metrix' predecessor), was formed to conduct Media Metrix' business.

     On April 14, 1997, PC Meter was merged into Media Metrix. NPD originally held 100,000 Class A Limited Partnership Units and 79,000 Class B Limited Partnership Units of PC Meter. Two family trusts previously established for the benefit of heirs to the sole shareholder of NPD (the "Family Trusts") each held 19,323.5 Class B Limited Partnership Units. In addition, PC Meter was indebted to NPD in the amount of $3,951,029. On April 14, 1997, PC Meter was merged with and into Media Metrix. Immediately prior to the merger, NPD purchased additional Class A Limited Partnership Units for a purchase price of $3,200,000. Pursuant to the terms of the Agreement and Plan of Merger between Media Metrix and PC Meter, the Class A Limited Partnership Units were exchanged for a total of 41,446 shares of Media Metrix Redeemable Preferred Stock. The Class B Limited Partnership Units were exchanged for a total of 6,522,893 shares of Media Metrix common stock. Post-merger, Media Metrix repaid the amounts owed to NPD by PC Meter. Of the amounts owed NPD, $3,570,052 was paid in cash and $380,977 was forgiven.

     The above transactions were accounted for in a manner similar to that of a "pooling of interests" in that the assets and liabilities and related revenues and expenses of PC Meter have been reflected in the accompanying financial statements at their historical book values.

2. SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     Media Metrix' consolidated financial statements include the assets, liabilities and results of operations of its majority-owned subsidiaries. The ownership of the other interest holders is reflected as minority interests. All significant intercompany accounts and transactions have been eliminated.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Syndicated (recurring) products and services are sold on a subscription basis. Revenues for such products and services are recognized over the term of the related contract as products or services are provided. Buyers

                      MEDIA METRIX, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of syndicated products and services typically are billed in advance for up to the next twelve months. Billings rendered in advance of products or services being provided are recorded as "Advance billings to clients" in the accompanying consolidated balance sheet.

     Revenues for customized (nonrecurring) products and services are recognized in the period in which the products or services are provided.

  Panel Costs

     Costs of establishing and maintaining a panel (a group of consumers who furnish marketing data) are expensed in the year incurred and are included in costs of revenues.

  Research and Development Costs

     Research and development costs primarily consist of costs attributable to the development of new products and are expensed as incurred.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. Substantially all cash and cash equivalents are held with three financial institutions at December 31, 1999 and in one financial institution at December 31, 1998. Media Metrix' cash is exposed to risk to the extent the balance of the cash accounts exceeds federally insured limits.

  Marketable Securities

     Media Metrix accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of December 31, 1999. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

  Concentrations of Credit Risk

     Media Metrix' policy is to review a customer's financial condition prior to extending credit and, generally, collateral is not required. Credit losses are provided for in the financial statements and have been within management's expectations. Under the terms of certain contracts with its customers, Media Metrix receives partial payments as the services are provided. No customer accounted for greater than 10% of our revenues in 1999 and 1998. One customer accounted for approximately 19% of revenues for the year ended December 31, 1997.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives. Direct external and internal computer software development costs subsequent to the preliminary stages of development are capitalized. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Intangible Assets

     Intangibles acquired are being amortized by the straight-line method over one to three years from the date of acquisition (see Note 4).

  Long-Lived Assets

     Media Metrix periodically reviews the carrying value of its long-lived assets in determining the ultimate recoverability of their unamortized values using future undiscounted cash flow analyses. Such a review has been performed by management and does not indicate an impairment of such assets.

  Stock-Based Compensation

     Media Metrix accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123").

  Foreign Currency Translation

     Local currencies are generally considered to be the functional currency for operations outside the United States. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expenses accounts using a weighted average exchange rate during the year. The resulting translation adjustments are recorded as a component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

  Comprehensive Income (Loss)

     Media Metrix adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," in the first quarter of fiscal 1999. As required by FAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and accumulated other comprehensive income (loss), amounted to approximately $21,990,000 for the year ended December 31, 1999. As of December 31, 1999, accumulated other comprehensive losses consisted of $64,134 and $18,290 for the change in unrealized loss on securities and foreign currency translations, respectively. No other comprehensive income (loss) existed during 1997 or 1998.

3. BASIC AND DILUTED NET LOSS PER SHARE

     Media Metrix computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of employee stock options and warrants (see Note
12), and the conversion of preferred stock (see Note 10) as the effect of such exercises would be antidilutive.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

3. BASIC AND DILUTED NET LOSS PER SHARE (CONTINUED)
     The following sets forth the computation of basic and diluted net loss per share:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999           1998           1997
                                             ------------    -----------    -----------
Numerator:
  Net loss.................................  $(21,908,001)   $(7,158,698)   $(4,583,948)
  Preferred stock dividends................      (109,195)      (313,738)      (289,564)
                                             ------------    -----------    -----------
  Net loss applicable to common
     stockholders..........................  $(22,017,196)   $(7,472,436)   $(4,873,512)
                                             ============    ===========    ===========
Denominator for basic and diluted loss per
  share -- weighted average shares.........    16,445,295      7,618,511      6,523,330
                                             ============    ===========    ===========
Basic and diluted loss per share applicable
  to common stockholders...................  $      (1.34)   $     (0.98)   $     (0.75)
                                             ============    ===========    ===========

4. ACQUISITIONS

     On October 8, 1999, Media Metrix acquired all the outstanding shares of preferred and common stock of AdRelevance and outstanding options and warrants to purchase shares of AdRelevance common stock in exchange for 697,664 shares of Media Metrix common stock and 222,164 options and warrants to purchase shares of Media Metrix common stock valued at approximately $59.4 million. Additional consideration is payable upon AdRelevance achieving certain post-closing goals.

     The purchase price was allocated as follows: (i) net operating assets acquired of $1,434,000, including cash of $1,320,000, (ii) acquired in-process research and development of $6,800,000, (iii) debt of $ 2,339,000, and (iv) intangibles of $54,324,000, including related costs and expenses of approximately $819,000. Acquired in-process research and development represents the value attributed to eight technologies in development using the discounted value (using a 32% discount rate) of the expected cash flow streams attributed to those items. Adjustments were made to the expected cash flow streams to incorporate obsolescence of the technologies, the risk of similar technologies emerging in the marketplace, and other factors that may reduce the value realized from the in-process technologies. The technologies relate to tracking non-banner advertising (valued at $4,911,000), reporting advertising in certain sections of advertising (valued at $555,000), reporting and comparing advertising activity among different industries (valued at $551,000), reporting details of advertising activities of Web media networks (valued at $443,000) and four other technologies to help enhance tracking, recognition, analysis and/or reporting of advertising (valued at $340,000). As of the acquisition date, the aforementioned technologies were 20% to 64% complete and are expected to be completed soon after the acquisition date through June 2000.

     On November 5, 1998, Media Metrix and an unrelated entity, RelevantKnowledge, Inc. ("RKI") entered into an agreement and plan of reorganization whereby RKI was merged into Media Metrix. The stockholders of RKI exchanged all outstanding preferred and common stock of RKI for 3,890,825 newly issued shares of common stock in Media Metrix. The fair value of the Media Metrix common stock issued to the previous stockholders and option and warrant holders of RKI is approximately $10,500,000. The purchase price was allocated as follows: (i) net operating assets acquired -- $3,182,000, including cash of $3,185,000, (ii) acquired in-process research and development -- $1,600,000,
(iii) debt -- $372,000, and (iv) intangibles -- $6,416,000, including related costs and expenses of approximately $326,000.

     RKI had issued warrants to acquire shares of its common stock in connection with prior sales of preferred and common stock and convertible secured promissory notes. Such warrants were exchanged for warrants to purchase 360,907 shares of Media Metrix stock and are immediately exercisable as follows: 266,635 at $0.03 per share (8,887 of which were exercised in 1998 and 14,748 in 1999), 67,097 at $6.43 per share, 12,055 at $0.19 per share, 7,778 at $2.57 per share and 7,342 at $5.14 per share. The warrants expire between April 2002

                      MEDIA METRIX, INC. AND SUBSIDIARIES

4. ACQUISITIONS (CONTINUED)
and May 2008. In addition, RKI had issued options to purchase shares of its common stock to its employees pursuant to a stock option plan. Such options were exchanged for options to purchase 46,775 shares of Media Metrix common stock at an exercise price of $2.39 per share. All options are immediately exercisable and expire from 2006 to 2008.

     Acquired in-process research and development represents the value attributed to three technologies in development using the discounted value (using a 40% discount rate) of the expected cash flow streams attributed to those items. Adjustments, were made to the expected cash flow streams to incorporate obsolescence of the technologies, the risk of similar technologies emerging in the marketplace, and other factors that may reduce the value realized from the in-process technologies. The three technologies relate to a data warehousing application (valued at $800,000), a panel management tool (valued at $770,000), and an automated tracking system (valued at $30,000). As of the acquisition date, the aforementioned technologies were 25% to 50% complete and were completed in 1999.

     The estimates used by Media Metrix in valuing in-process research and development were based on assumptions management believes to be reasonable but which are inherently uncertain and unpredictable. Media Metrix' assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from projected results.

     The above acquisitions have been accounted for using the purchase method of accounting and the operations of AdRelevance and RKI have been included in the accompanying consolidated financial statements from the respective dates of acquisition.

     The following table reflects unaudited pro forma results of operations of Media Metrix and RKI on the basis that the acquisitions had taken place as of January 1, 1997 and as of January 1, 1998, and AdRelevance on the basis that the acquisition had taken place as of October 12, 1998 (its date of inception) and as of January 1, 1999:

                                                              YEAR ENDED DECEMBER 31
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues from sales of services..................  $ 20,503,000    $  8,145,000    $  3,883,000
                                                   ============    ============    ============
Net loss.........................................  $(38,342,000)   $(26,535,000)   $(14,397,000)
                                                   ============    ============    ============
Net loss applicable to common stockholders.......  $(38,451,000)   $(26,849,000)   $(14,686,000)
                                                   ============    ============    ============
Basic and diluted net loss per share applicable
  to common stockholders.........................  $      (2.27)   $      (2.44)   $      (1.41)
                                                   ============    ============    ============
Shares used in the calculation of basic and
  diluted net loss per share applicable to common
  stockholders...................................  $ 16,973,232      11,006,256      10,414,204
                                                   ============    ============    ============

     In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the RKI acquisition been consummated on January 1, 1997 or on January 1, 1998 and the AdRelevance acquisition on October 12, 1998 or on January 1, 1999, or of future operations of the combined companies under the management of Media Metrix.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

5. MARKETABLE SECURITIES

     At December 31, 1999, marketable securities consisted of the following:

                                                              UNREALIZED         FAIR
                                                COST        GAINS/(LOSSES)       VALUE
                                             -----------    --------------    -----------
Available for sale securities:
  Corporate bonds..........................  $ 4,244,057      $  (9,015)      $ 4,235,042
  Government securities....................    2,894,240         11,604         2,905,844
  Asset-backed securities..................    6,805,975       (100,170)        6,705,805
  Certificates of deposits.................      997,084         33,447         1,030,531
                                             -----------      ---------       -----------
                                             $14,941,356      $ (64,134)      $14,877,222
                                             ===========      =========       ===========

     There were no material realized gains or losses from sales of securities during the year ended December 31, 1999.

6. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Furniture and fixtures......................................  $  475,902    $134,843
Computer equipment..........................................   3,307,868     585,152
Computer software...........................................   1,475,527       5,725
Leasehold improvements......................................     609,187          --
                                                              ----------    --------
                                                               5,868,484     725,720
Less accumulated depreciation and amortization..............     560,817      75,930
                                                              ----------    --------
                                                              $5,307,667    $649,790
                                                              ==========    ========

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999           1998
                                                             -----------    ----------
Trade accounts payable.....................................  $ 3,318,000    $1,079,000
Payroll and other related costs............................    2,183,000       660,000
Panel costs................................................    1,296,000        57,000
Amounts due to minority interests for reimbursements of
  expenses.................................................    1,282,000            --
Other......................................................    2,036,000       512,000
                                                             -----------    ----------
                                                             $10,115,000    $2,308,000
                                                             ===========    ==========

8. RELATED PARTY TRANSACTIONS

     Effective April 1, 1996 and as amended on September 30, 1998, NPD and Media Metrix entered into a management services agreement whereby NPD, among other services, provides Media Metrix with computer processing capacity and certain administrative functions. As compensation for the services, Media Metrix pays NPD, on a monthly basis, an amount equal to (a) all expenses reasonably incurred by NPD in performance of

                      MEDIA METRIX, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS (CONTINUED) its duties under this agreement and (b) 105% of NPD's overhead allocable to Media Metrix, as defined. The agreement may be terminated by either party upon 90 days notice, provided NPD may not terminate prior to March 31, 2002. Such charges pursuant to this agreement during the years ended December 31, 1999, 1998 and 1997 amounted to approximately $2,703,000, $6,023,000 and $5,831,000, respectively. At December 31, 1999 and 1998, Media Metrix owed approximately $444,000 and $4,706,000 , respectively, to NPD for such services. Such amounts are non-interest bearing.

     Media Metrix has entered into a Services Agreement with NPD as of September 30, 1998. Media Metrix has granted NPD access to its databases for any business purpose of NPD which is not in direct competition with that of Media Metrix. Media Metrix has also granted NPD a non-exclusive license to use certain computer software owned by Media Metrix. Under the terms of the Services Agreement, Media Metrix will receive a monthly fee of $2,500 plus expenses. The Services Agreement is terminable by either party with 120 days notice.

     Media Metrix has entered into a License Agreement with NPD dated as of November 5, 1998. NPD has granted to Media Metrix an exclusive, non-transferable worldwide license to use certain NPD software. The fee is $11,000 per month payable quarterly.

9. LONG-TERM DEBT

     During July 1999, Media Metrix financed the premium due on its directors and officers liability insurance at a rate of 6% per annum. Such debt is payable in monthly principal and interest payments of $17,850, and matures in November 2001. The annual maturities amount to approximately $196,000 and $173,000 for 2000 and 2001, respectively.

     In connection with the AdRelevance acquisition (see Note 4), Media Metrix assumed $2.3 million of debt related to bank borrowings and a third party promissory note. This debt was repaid prior to December 31, 1999.

     In connection with the RKI acquisition (see Note 4), Media Metrix assumed bank borrowings of approximately $372,000. The credit agreement provided for borrowings up to $1,000,000. The agreement was terminated upon the payment of all outstanding amounts due. There is no outstanding balance as of December 31, 1999. The balance outstanding at December 31, 1998 was $352,532.

10. PREFERRED STOCKS

     On April 14, 1997, Media Metrix issued: (i) 495,603 shares of its Series A Convertible Preferred Stock ("Series A") and (ii) warrants to purchase 159,640 shares of its Series B Convertible Preferred Stock ("Series B") at an exercise price of $12.53 per share through October 14, 1999, for proceeds of $3,999,991 pursuant to a private placement to three investors. Media Metrix incurred approximately $359,000 of costs related to this private placement and issued an investment advisor warrants to purchase 377,642 shares of Media Metrix' common stock at an exercise price of $2.88 per share through October 14, 1999. The value of such warrants was nominal. The investment advisor exercised warrants to purchase 245,501 shares of common stock on March 31, 1999.

     Immediately prior to the RKI acquisition (see Note 4), the holders of the Series A converted all issued and outstanding shares into 2,155,176 shares of Media Metrix common stock. In addition, the holders of warrants to purchase 119,714 shares of Series B, exercised such warrants and immediately converted the underlying Series B into 520,590 shares of Media Metrix common stock. The remaining 39,926 warrants to purchase Series B were canceled and exchanged for warrants to purchase 173,629 shares of Media Metrix common stock at an exercise price of $2.88 per share. Such warrants were exercised on March 31, 1999.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

10. PREFERRED STOCKS (CONTINUED)
Media Metrix amended and restated its certificate of incorporation to cancel the Series A and Series B. Accordingly, at December 31, 1998, Media Metrix has 5,000,000 of authorized shares of undesignated preferred stock of which 41,446 has been designated to the Redeemable Preferred Stock.

     At December 31, 1998, NPD owned 41,446 shares or 100% of the authorized, issued and outstanding shares of Media Metrix' Redeemable Preferred Stock. Media Metrix repurchased all shares of Redeemable Preferred Stock from NPD and paid all accrued dividends with a portion of the proceeds from its initial public offering (see Note 14).

11. INCOME TAXES

     Media Metrix uses the liability method of accounting for income taxes. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant components of Media Metrix' deferred tax assets are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------    -----------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 12,845,000    $ 6,400,000
  Amounts payable to related party.......................       178,000      1,882,000
  Accounts receivable reserves...........................       200,000         88,000
                                                           ------------    -----------
Total deferred tax assets................................    13,223,000      8,370,000
Valuation allowance for deferred tax assets..............   (13,223,000)    (8,370,000)
                                                           ------------    -----------
Net deferred taxes.......................................  $         --    $        --
                                                           ============    ===========

     At April 14, 1997, the date when PC Meter was merged into Media Metrix, Media Metrix had no deferred tax assets or liabilities. RKI and AdRelevance had deferred tax assets of approximately $4,329,000 and $800,000, respectively, with equal valuation allowances as of their respective dates of acquisition. As a result of losses from April 14, 1997 through December 31, 1999, Media Metrix has available net operating loss carryforwards ("NOLs") of approximately $32,112,000 for Federal income tax purposes that expire in 2012, 2018 and 2019. Included in such amounts are RKI pre-acquisition NOLs of approximately $11,129,000 and AdRelevance pre-acquisition NOL's of $1,950,000 which expire through 2019. As a result of the RKI acquisition, under Section 382 of the Internal Revenue Code, utilization of such NOLs will be limited to approximately $600,000 per year through 2013. Future benefits, if any, from the RKI and Ad Relevance NOLs would first reduce the intangibles acquired and then income tax expense.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since Media Metrix has incurred losses since inception, Media Metrix has established full valuation allowances for deferred tax assets. At December 31, 1997, the valuation allowance was $1,371,000.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

12. STOCK OPTIONS

     In November 1998, Media Metrix adopted the 1998 Equity Incentive Plan (the "1998 Plan"). Under the 1998 Plan, Media Metrix may award incentive and other non-statutory stock options, stock appreciation rights, restricted stock and performance stock units and other stock units which are valued by reference to the value of the common stock. Media Metrix also maintains the Media Metrix Stock Option Plan ("Media Metrix Plan") which provides for the award of up to 519,222 shares of common stock in the form of incentive stock options and non-statutory stock options. In February 1999, the Board of Directors adopted, and the shareholders subsequently approved in April 1999, an amendment to increase the number of shares under the 1998 Plan from 732,400 to 1,318,320.

     In October 1998, Media Metrix changed the provisions of all its outstanding stock options granted prior to such time by removing the requirement of the occurrence of an initial public offering before such options became exercisable. This change resulted in a new measurement date. Accordingly, Media Metrix established, as a separate component of stockholders' equity, deferred compensation (approximately $724,000) equal to the number of options granted times the difference in their exercise price and $2.30, the estimated fair value of the common stock at the time of the new measurement date, and recorded compensation expense in 1998 of approximately $348,000 representing the portion of the deferred compensation which vested through December 31, 1998. During 1999, $123,000 of the deferred compensation was amortized.

     On December 3, 1998, Media Metrix issued stock options to employees to purchase 153,072 shares of common stock at $2.39 per share, which was considered to be the fair value of the common stock at that time. Soon thereafter, Media Metrix issued shares at $10.29 per share (see Note 14); accordingly, for accounting purposes, Media Metrix used such per share value to record an additional deferred compensation charge of $1,209,000 of which approximately $361,000 and $20,000 was amortized in the years ended December 31, 1999 and 1998, respectively. In addition, during 1999 Media Metrix recorded an additional $325,000 of deferred compensation related to stock options of which $61,000 of the deferred compensation was amortized. Media Metrix also recorded a non-cash compensation charge of approximately $515,000 relating to the acceleration of the vesting provisions of certain stock options.

     The following table summarizes activity in stock options:

                                                           YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------
                                          1999                        1998                       1997
                               --------------------------   ------------------------   ------------------------
                                SHARES       WEIGHTED-      SHARES      WEIGHTED-      SHARES      WEIGHTED-
                                 UNDER        AVERAGE        UNDER       AVERAGE        UNDER       AVERAGE
                                OPTION     EXERCISE PRICE   OPTION    EXERCISE PRICE   OPTION    EXERCISE PRICE
                               ---------   --------------   -------   --------------   -------   --------------
Balance, beginning of year...    696,130       $ 1.26       283,093       $0.17        133,067       $0.11
Grants.......................  1,047,320        32.62       373,219        1.97        150,026        0.23
Exercises....................    (70,519)        1.19            --          --             --          --
Forfeitures..................    (56,279)        2.97        (6,957)       2.30             --          --
Options issued in connection
  with acquisitions..........    222,164         3.77        46,775        2.39             --          --
                               ---------                    -------                    -------
Balance, end of year.........  1,838,816        19.38       696,130        1.26        283,093        0.17
                               =========                    =======                    =======
Exercisable, at end of
  year.......................    354,663       $ 1.17       133,242       $0.39         44,355       $0.11
                               =========                    =======                    =======
Weighted-average fair value
  of options issued during
  the period.................                  $23.07                     $3.42                      $0.06

                      MEDIA METRIX, INC. AND SUBSIDIARIES

12. STOCK OPTIONS (CONTINUED)
     The following tables summarize information about stock options outstanding at December 31, 1999:

                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                ----------------------------------   -----------------------
                                         WEIGHTED-                 WEIGHTED-
                             AVERAGE      AVERAGE                   AVERAGE
   EXERCISE                    LIFE      EXERCISE                  EXERCISE
 PRICE RANGES    OPTIONS    (IN YEARS)     PRICE     EXERCISABLE     PRICE
 ------------   ---------   ----------   ---------   -----------   ---------
$ 0.11 -  0.23    264,393      7.0        $ 0.17       174,381      $ 0.14
  0.35 -  0.56    188,847      9.0          0.43        91,403        0.41
  2.30 -  3.71    323,636      8.8          2.52        83,895        2.68
 11.26 - 17.00    338,046      9.2         11.95            --          --
 25.94 - 36.75     95,784      9.7         33.25         4,984       25.94
 39.25 - 44.56    239,650      9.9         41.09            --          --
 45.00 - 51.80    388,460      9.7         45.36            --          --
                ---------                              -------
                1,838,816      9.0         19.38       354,663        1.17
                =========                              =======

  Fair Value Disclosures

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if Media Metrix has accounted for its stock options under the fair value method of that statement. The fair value for those options granted prior to Media Metrix's public offering was estimated using the minimum value method with the following assumptions: no dividend yield, weighted-average expected life of the option of 5 years, and risk-free interest rates of 6.0%, 5.7% and 6.2% for the years ended December 31, 1997, 1998 and 1999, respectively.

     For those options granted after Media Metrix became a public entity an expected volatility factor of 97% was used for the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Because Media Metrix's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Media Metrix' pro forma financial information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1999           1998           1997
                                             ------------    -----------    -----------
Net loss applicable to common stockholders:
  As reported..............................  $(22,017,196)   $(7,472,436)   $(4,873,512)
                                             ============    ===========    ===========
  Pro forma................................  $(22,973,184)   $(7,487,969)   $(4,875,943)
                                             ============    ===========    ===========
Net loss applicable to common stockholders
  per share:
  As reported..............................  $      (1.34)   $      (.98)   $     (0.75)
                                             ============    ===========    ===========
  Pro forma................................  $      (1.40)   $      (.98)   $     (0.75)
                                             ============    ===========    ===========

                      MEDIA METRIX, INC. AND SUBSIDIARIES

13. LEASE COMMITMENTS

     Media Metrix leases certain office space in the United State and other countries. At December 31, 1999, the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:
  2000......................................................  $1,054,000
  2001......................................................     744,000
  2002......................................................     712,000
  2003......................................................     578,000
  2004......................................................     326,000
                                                              ----------
                                                              $3,414,000
                                                              ==========

     Future minimum lease payments have not been reduced by future minimum sublease rentals of $410,000 under operating leases. Rent expense approximated $861,000, $356,000 and $207,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

14. STOCKHOLDERS' EQUITY

     On January 4, 1999, Media Metrix issued to a foreign investor 194,380 shares of common stock at a purchase price per share of $10.29, for an aggregate purchase price of approximately $2,000,000, pursuant to a stock purchase agreement. Media Metrix had received the proceeds from this transaction on December 31, 1998 and has recorded "common stock issuable" in the accompanying consolidated balance sheet.

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

     In October 1999, Media Metrix consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by Media Metrix and 1,500,000 shares were sold by existing stockholders. The net proceeds to Media Metrix were $71,095,000 after deducting the underwriters' discount and related expenses.

     On October 15, 1998, Media Metrix stockholders approved a 2.96873-for-one split of the outstanding shares of common stock which was effectuated as a stock dividend, and on November 2, 1998, Media Metrix filed an amended and restated certificate of incorporation increasing the number of authorized shares of common stock from 10,000,000 to 15,000,000. On April 22, 1999, the Board of Directors approved a 1.4648-for-one split of the outstanding shares of common stock payable to stockholders of record on May 5, 1999. Also on April 22, 1999, the Board of Directors and the stockholders approved an increase in the number of authorized shares of common stock to 60,000,000, which became effective May 5, 1999. Retroactive effect has been given to these stock splits. All common share, option and warrant data has been restated to reflect the stock splits.

     Media Metrix has reserved 1,941,542 shares of common stock for issuance upon the exercise of all outstanding options and warrants at December 31, 1999. In addition, Media Metrix has reserved 102,350 shares of common stock for issuance to the former stockholders of AdRelevance if certain post-closing goals are met.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

15. INTERNATIONAL OPERATIONS

     In September 1999, Media Metrix entered into an agreement with GfK AG and Ipsos SA to form MMXI Europe B.V. Pursuant to the terms of the agreement, Media Metrix owned 54.46%, GfK owned 19.9% and Ipsos owned 25.64% of MMXI Europe. In December 1999, Media Metrix formed Media Metrix Japan KK, as a wholly owned subsidiary. The assets and results of MMXI Europe and Media Metrix Japan were not significant.

     In January 2000, Media Metrix entered into an agreement with ComQUEST Research Inc. ("ComQUEST") to form Media Metrix Canada Co. Pursuant to the terms of the agreement, Media Metrix owns 90% and ComQUEST owns 10% of the joint venture.

     In March 2000, Media Metrix acquired the Internet audience measurement business operated by SIFO Group AB in Sweden. The new company, MMXI Nordic, is a wholly owned subsidiary of Media Metrix. Media Metrix acquired all of the outstanding shares of MMXI Nordic in exchange for $5,691,000 and 52,000 shares of Media Metrix common stock. In connection with this acquisition, SIFO purchased 8.0% of MMXI Europe, reducing Media Metrix' ownership to 50.1% and Ipsos to 22.0%.

     In September 1999, Media Metrix and AMR Interactive Pty. Ltd. ("AMR") agreed to form Media Metrix Australia. The decuments relating to the joint venture were finalized in March 2000. Media Metrix owns 51% and AMR owns 49% of the company.

     In connection with the formation of each of the international joint ventures, Media Metrix granted each of its joint venture partners an option, subject to certain conditions, to exchange such partners' shares in the respective joint ventures for shares of Media Metrix common stock. If any partner elects to exercise its option to convert its shares into shares of Media Metrix common stock, Media Metrix will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of Media Metrix' common stock multiplied by the number of shares issued and the net book value of the joint venture of which such partner is a shareholder attributable to such partner.

                      MEDIA METRIX, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO                    BALANCE
                                                       BEGINNING    COSTS AND                     AT END
DESCRIPTION                                            OF PERIOD     EXPENSES    DEDUCTIONS(A)   OF PERIOD
-----------                                            ----------   ----------   -------------   ---------
                                                                         (IN THOUSANDS)
Reserves and allowances deducted from asset accounts:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended December 31, 1999.......................     $220         $387          $107          $500
  Year ended December 31, 1998.......................     $100         $161          $ 41          $220
  Year ended December 31, 1997.......................       --         $100            --          $100

---------------
(a) Write-offs of amounts against allowance provided.