Form 10-Q
period 2000-03-31
MEDIA METRIX INC
filed 2000-05-15
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                 [X] Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                  For the quarterly period ended March 31, 2000
                                       or
              [ ]Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period ended from _____ to _____

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X         No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

         Common Stock, par value $.01 per share, 19,839,716 shares outstanding as of May 8, 2000

                               Media Metrix, Inc.
                                      Index



PART I        Financial Information

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets--
              March 31, 2000 and December 31, 1999.............................1

              Consolidated Statements of Operations--
              Three Months Ended March 31, 2000 and 1999.......................2

              Consolidated Statement of Stockholders' Equity--
              Three Months Ended March 31, 2000................................3

              Consolidated Statements of Cash Flows--
              Three Months Ended March 31, 2000 and 1999.......................4

              Notes to Consolidated Financial Statements.......................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6

Item 3.       Quantitative and Qualitative Disclosures of Market Risk.........12

PART II       Other Information

Item 1.       Legal Proceedings...............................................13

Item 2.       Changes in Securities and Use of Proceeds.......................13

Item 3.       Defaults Upon Senior Securities.................................13

Item 4.       Submission of Matters to a Vote of Security Holders.............13

Item 5.       Other Information...............................................14

Item 6.       Exhibits and Reports on Form 8-K................................14

Signatures

Part I.          Financial Information

                               Media Metrix, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                        MARCH 31,        DECEMBER 31,
                                                                          2000             1999
                                                                        ---------        ---------
ASSETS                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                           $  86,552        $  97,364
    Marketable securities                                                  15,206           14,877
    Receivables:
      Trade, less allowance for doubtful accounts of $580 in 2000
        and $500 in 1999                                                    6,643            5,473
      Expenditures billable to clients                                      2,325              520
                                                                        ---------        ---------
    Total receivables                                                       8,968            5,993
    Prepaid expenses and other current assets                                 589              454
                                                                        ---------        ---------
Total current assets                                                      111,315          118,688

Property and equipment, at cost, net of accumulated depreciation
    and amortization of $1,229 in 2000 and $561 in 1999                     8,461            5,308
Intangibles acquired, net of accumulated amortization
    of $13,357 in 2000 and $7,792 in 1999                                  54,610           52,948
Due from minority interests in consolidated subsidiaries                      964            1,617
Other assets                                                                  452              283
                                                                        ---------        ---------
Total assets                                                            $ 175,802        $ 178,844
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                            $  11,277        $  10,116
    Due to The NPD Group, Inc.                                                308              444
    Advance billings to clients                                             7,038            5,126
    Current portion of long-term debt                                         202              196
                                                                        ---------        ---------
Total current liabilities                                                  18,825           15,882

Long-term debt                                                                120              173

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value--5,000,000 shares authorized               --               --
    Common stock, $.01 par value--60,000,000 shares authorized;
      shares issued and outstanding--19,812,466 in 2000 and
      19,681,999 in 1999                                                      198              197
    Additional paid-in capital                                            204,155          202,031
    Accumulated other comprehensive loss                                     (151)             (83)
    Accumulated deficit                                                   (46,219)         (38,110)
    Deferred compensation                                                  (1,126)          (1,246)
                                                                        ---------        ---------
Total stockholders' equity                                                156,857          162,789
                                                                        ---------        ---------
Total liabilities and stockholders' equity                              $ 175,802        $ 178,844
                                                                        =========        =========

See accompanying notes.

                               Media Metrix, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except for per share data)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2000            1999
                                                          --------        --------
Revenues                                                  $ 10,204        $  3,178
Costs of revenues                                            4,411           1,720
                                                          --------        --------
Gross profit                                                 5,793           1,458

Operating expenses:
   Research and development                                  2,916             681
   Sales and marketing                                       4,129           1,335
   General and administrative                                3,089           1,049
   Amortization of deferred compensation and
    other stock-based compensation                             282             108
   Amortization of intangibles                               5,565             749
                                                          --------        --------
Total operating expenses                                    15,981           3,922
                                                          --------        --------

Loss from operations                                       (10,188)         (2,464)

Minority interests                                             478              --
Interest and other income, net                               1,601              80
                                                          --------        --------

Net loss                                                    (8,109)         (2,384)
Preferred stock dividends                                       --             (82)
                                                          --------        --------

Net loss applicable to common stockholders                $ (8,109)       $ (2,466)
                                                          ========        ========

Basic and diluted net loss per share applicable to
    common stockholders                                   $  (0.41)       $  (0.19)
                                                          ========        ========

Shares used in the calculation of basic and
    diluted net loss per share applicable to common
    stockholders                                            19,718          13,296
                                                          ========        ========



See accompanying notes.

                               Media Metrix, Inc.
                 Consolidated Statement of Stockholders' Equity
                        Three months ended March 31, 2000
                                   (Unaudited)
                      (in thousands, except for share data)

                                                                                 ACCUMULATED
                                                                      ADDITIONAL    OTHER                                 TOTAL
                                                    COMMON STOCK        PAID-IN  COMPREHENSIVE ACCUMULATED  DEFERRED   STOCKHOLDERS'
                                                 SHARES      AMOUNT     CAPITAL      LOSS      DEFICIT    COMPENSATION    EQUITY
                                               ----------   ---------  ---------  ---------   ---------   -----------   -----------
Balance at December 31, 1999                   19,681,999   $     197  $ 202,031  $     (83)  $ (38,110)  $    (1,246)  $   162,789
Comprehensive loss:
   Net loss                                            --          --         --         --      (8,109)           --        (8,109)
   Unrealized losses on marketable securities          --          --         --         (5)         --            --            (5)
   Foreign currency translation                        --          --         --        (63)         --            --           (63)
                                                                                                                        -----------
Total comprehensive loss                                                                                                     (8,177)
Issuance of common stock in connection with
   acquisition                                     52,000          --      1,759         --          --            --         1,759
Exercise of warrants and stock options             78,467           1        203         --          --            --           204
Amortization of deferred compensation                  --          --         --         --          --           120           120
Acceleration of vesting on options                     --          --        162         --          --            --           162
                                               ----------   ---------  ---------  ---------   ---------   -----------   -----------
Balance at March 31, 2000                      19,812,466   $     198  $ 204,155  $    (151)  $ (46,219)  $    (1,126)  $   156,857
                                               ==========   =========  =========  =========   =========   ===========   ===========


See accompanying notes.

                               Media Metrix, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                         2000            1999
                                                                       --------        --------
OPERATING ACTIVITIES
Net loss                                                               $ (8,109)       $ (2,384)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Provision for bad debts                                                 80              60
     Depreciation and amortization of property and equipment                668              65
     Amortization of deferred compensation and other stock-based
       compensation                                                         120             108
     Acceleration of vesting on options                                     162              --
     Amortization of intangibles                                          5,565             749
     Minority interests                                                     478              --
     Changes in operating assets and liabilities:
       Receivables                                                       (2,604)         (1,050)
       Prepaid expenses and other current assets                          1,282            (174)
       Other assets                                                         (19)              3
       Accounts payable and accrued liabilities                            (909)         (1,039)
       Advance billings to clients                                        1,908             352
       Due to The NPD Group, Inc.                                          (136)         (3,367)
                                                                       --------        --------
Net cash used in operating activities                                    (1,514)         (6,677)

INVESTING ACTIVITIES
Cash paid for acquisition                                                (5,692)             --
Purchase of marketable securities                                          (334)             --
Purchases of property and equipment                                      (3,501)            (52)
Security deposits                                                           (40)             --
                                                                       --------        --------
Net cash used in investing activities                                    (9,567)            (52)

FINANCING ACTIVITIES
Repayments on long-term debt                                                (47)            (29)
Proceeds from exercise of warrants and options                              204           1,210
Contributions from minority interests                                       175              --
Payment of offering costs                                                    --             (79)
                                                                       --------        --------

Net cash provided by financing activities                                   332           1,102
                                                                       --------        --------

Effect of exchange rate changes on cash                                     (63)             --
                                                                       --------        --------
Net decrease in cash and cash equivalents                               (10,812)         (5,627)
Cash and cash equivalents at beginning of period                         97,364           8,012
                                                                       --------        --------
Cash and cash equivalents at end of period                             $ 86,552        $  2,385
                                                                       ========        ========

SUPPLEMENTAL INFORMATION
Interest paid                                                          $      6        $     17
                                                                       ========        ========



See accompanying notes.

                               Media Metrix, Inc.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three - month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required to by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in Media Metrix' Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


B. ACQUISITION

Effective January 1, 2000, Media Metrix acquired the Internet audience measurement business operated by SIFO Group AB ("SIFO") in Sweden. The new company, MMXI Nordic, is a wholly owned subsidiary of Media Metrix. Media Metrix acquired all of the outstanding shares of MMXI Nordic in exchange for $5,692,000 and 52,000 shares of Media Metrix common stock. In connection with this acquisition, SIFO purchased 8.0% of MMXI Europe, reducing Media Metrix' ownership to 50.1%.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


Statements in this Quarterly Report on Form 10-Q concerning our future prospects are "forward looking statements" under the federal securities laws. Forward looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our Annual Report on Form 10-K. You are encouraged to review such risk factors carefully.

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

         Our business was originally conducted as a division within The NPD Group, Inc. ("NPD"), a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD, although NPD continued to provide PC Meter with administrative and support services and technology licenses. By July 1996, we increased the size of our panel to over 10,000 individuals and significantly increased our product offerings. In April 1997, PC Meter was merged into Media Metrix, and we raised approximately $4.0 million in a private placement to fund the expansion of our business. The assets and liabilities and related revenues and expenses of PC Meter have been reflected in our financial statements at their historical book values.

         In November 1998, we merged with RelevantKnowledge, then our leading competitor. Following the merger, we increased our panel size and began to integrate the best technological features from each company into our systems and processes.

         In October 1999, we acquired AdRelevance. The acquisition was structured as a stock-for-stock transaction valued at approximately $59.4 million. In addition, we may issue additional shares of our common stock and options and warrants having a value of approximately $4.3 million, based on the closing price of our common stock on March 31, 2000, if AdRelevance achieves certain post-closing goals. In connection with our acquisition of AdRelevance, we recognized $54.3 million of intangibles, which are being amortized over a three-year period. Also, a non-recurring in-process research and development cost of $6.8 million was expensed at the time of the acquisition.

         In connection with the formation of each of its international joint ventures, Media Metrix granted each of its joint venture partners an option, subject to certain conditions, to exchange such partner's shares in the respective joint ventures for shares of Media Metrix common stock. If any partner elects to exercise its option to convert its shares into shares of Media Metrix common stock, Media Metrix will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of Media Metrix' common stock multiplied by the number of shares issued and the net book value of the joint venture of which such partner is a shareholder attributable to such partner.

         Our revenues are derived from our measurement products and services. Our product offerings include both syndicated products and customized products. We sell our syndicated products on an annual subscription basis. We typically bill our syndicated clients, in advance, for up to the next twelve months of products. Since 1997, syndicated products have accounted for approximately 90% of our revenues, while customized products and services have accounted for approximately 10%. Our combined customer base increased from approximately 100 customers at the end of 1997 to more than 750 as of March 31, 2000. Of the customers subscribing under annual contracts for our syndicated products and services in the first quarter of 1999, over 95% remained customers at the end of the first quarter of 2000. With this high customer retention rate, we have a growing base of recurring revenues from our syndicated products and services. In addition, of the contracts renewed in first quarter of 2000, we experienced an average increase in contract dollar value of over 40% due to the purchase of additional services by our renewing clients.

         We recognize revenues for the syndicated products and services over the term of the related contract as services are provided. Revenues for customized products and services are recognized in the period in which the product or service is delivered.

         Our business model is based on creating multiple products and services from our core panel-based market research, technologies and databases. We began establishing a panel of individuals under continuous measurement in 1996. Today, the core U.S. panel consists of 50,000 individuals under continuous measurement. We recruit individuals to become members of our panel through random digit dial
(RDD) telephone solicitation. We also use direct mail to reach individuals identified within the RDD sample. We incur costs in connection with recruiting and retaining members of our panel. These costs are expensed in the year incurred. Our rate of expense growth, other than panel and production, is primarily driven by increases in headcount and sales and marketing expenditures.

         We have incurred significant losses from operations since our inception. We incurred losses from operations of $10.2 million in the first three months of 2000, $25.9 million in 1999, $7.2 million in 1998 and $4.7 million in 1997. As of March 31, 2000, we had an accumulated deficit of $46.2 million.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                     2000           1999
                                                    ------         ------
Revenues                                             100.0%         100.0%
Costs of revenues                                     43.2           54.1
                                                    ------         ------
Gross profit                                          56.8           45.9
Operating expenses:
    Research and development                          28.6           21.4
    Sales and marketing                               40.5           42.0
    General and administrative                        30.3           33.0
    Amortization of deferred compensation and
      other stock-based compensation                   2.7            3.4
    Amortization of intangibles                       54.5           23.6
                                                    ------         ------
Total operating expenses                             156.6          123.4
                                                    ------         ------
Loss from operations                                 (99.8)         (77.5)
Minority interests                                     4.6             --
Interest and other income, net                        15.7            2.5
                                                    ------         ------
Net loss                                             (79.5)%        (75.0)%
                                                    ------         ------


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues. Revenues increased 221.1% to $10.2 million for the three months ended March 31, 2000 from $3.2 million for the three months ended March 31, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the three months ended March 31, 2000 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers, including customers acquired in connection with the RelevantKnowledge and AdRelevance mergers and due to our international growth, and an increase in the amount of products and services sold to our customers.

         Costs of Revenues. Costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $5.8 million for the three months ended March 31, 2000, or 56.8% of revenues. Gross profit was $1.5 million for the three months ended March 31, 1999, or 45.9% of revenues. The increase in gross profit as a percentage of revenues for the three months ended March 31, 2000 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

         In the three months ended March 31, 2000, Media Metrix invested approximately $1.5 million in recruiting panels and other start up costs in connection with its international operations in the U.K., France, Germany, Sweden, Canada, Japan and Australia. However, Media Metrix has not realized sufficient revenues from its international operations to offset against these costs, which has resulted in a lower overall gross margin for the period compared to the gross margin applicable to the U.S. operations alone for the same period.

         Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $2.9 million for the three months ended March 31, 2000, or 28.6% of revenues. Research and development costs were $681,000 for the three months ended March 31, 1999, or 21.4% of revenues. The increase in research and development costs as a percentage of revenues for the three months ended March 31, 2000 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new data warehouse and client interface systems which will be introduced in the second quarter of 2000.

         Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $4.1 million for the three months ended March 31, 2000, or 40.5% of revenues. Sales and marketing costs were $1.3 million for the three months ended March 31, 1999, or 42.0% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with our acquisition of AdRelevance and our international expansion, as well as additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

         General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $3.1 million for the three months ended March 31, 2000, or 30.3% of revenues. General and administrative costs were $1.0 million for the three months ended March 31, 1999, or 33.0% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with our acquisition of AdRelevance. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

         Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $282,000 for the three months ended March 31, 2000 and $108,000 for the three months ended March 31, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

         Amortization of Intangibles. Amortization charges of $5.6 million for the three months ended March 31, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic. Amortization charges of $749,000 for the three months ended March 31, 1999 represent the amortization of RelevantKnowledge's panel and other intangibles acquired in that merger.

         Loss from Operations. Loss from operations was $10.2 million for the three months ended March 31, 2000, or 99.8% of revenues. Our loss from operations was $2.5 million for the three months ended March 31, 1999, or 77.5% of revenues. Loss from operations in terms of absolute dollars was higher in the three months ended March 31, 2000 due to the continued expansion of our business in the United States and internationally, the acquisition of AdRelevance and amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in amortization of intangibles from the AdRelevance and MMXI Nordic acquisition offset by an increase in revenues relative to the increases in costs of revenues and operating costs. We expect these losses to continue as our business continues to expand both in the United States and internationally over the next few quarters.

         Minority Interests. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

         Interest and Other Income, net. Interest and other income, net of interest expense was $1.6 million, or 15.7% of revenues, for the three months ended March 31, 2000 as compared to $80,000 for the three months ended March 31, 1999, or 2.5% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

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

         Net cash used in operating activities was $1.5 million for the three months ended March 31, 2000, compared to $6.7 million for the three months ended March 31, 1999. The variance for 2000 compared to 1999 was primarily due to the net repayment of $3.4 million to NPD during 1999 for services performed under a management agreement.

         Net cash used in investing activities was $9.6 million for the three months ended March 31, 2000, compared to $52,000 for the three months ended March 31, 1999. The increase was primarily attributable to cash paid for the Internet audience measurement business operated by SIFO Group AB in Sweden and the purchase of fixed assets due to the growth of the business both domestically and internationally and the computer equipment purchased related to the building of our data warehouse and our new client interface system.

         Net cash provided by financing activities was $332,000 for the three months ended March 31, 2000, compared to $1.1 million for the three months ended March 31, 1999. Cash provided by financing activities for both 2000 and 1999 primarily relate to proceeds received from the exercise of warrants and stock options offset by repayments on our long-term debt.

         As of March 31, 2000, we had $86.6 million of cash and cash equivalents and $15.2 million of marketable securities. As of March 31, 2000, our principal commitments consisted of accrued obligations under our agreements with NPD in the amount of $308,000.

         We expect to invest at least an additional $20 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We currently anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel, including in connection with the ongoing separation of our systems from those of NPD. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our Common Stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through March 31, 2000, proceeds were applied as follows:

- $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

-        $15.2 million for working capital purposes;

- $5.7 million for the Internet audience measurement business operated by SIFO Group AB in Sweden; and

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


(a)    EXHIBITS.

       27         Financial Data Schedule

(b)    REPORTS ON FORM 8-K.

         Current Report on Form 8-K, dated March 20, 2000, relating to the acquisition of MMXI Nordic from Osprey Research B.V.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Media Metrix, Inc.
                                               (Registrant)

Dated: May 15, 2000                       By:  /s/ Tod Johnson
                                               -----------------
                                          Tod Johnson
                                          Chief Executive Officer


Dated: May 15, 2000                       By:  /s/ Thomas A. Lynch
                                               ---------------------
                                          Thomas A. Lynch
                                          Chief Financial Officer,
                                          Secretary and Treasurer