Form 10-Q
period 2000-06-30
MEDIA METRIX INC
filed 2000-08-08
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the period ended June 30, 2000

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

                  Yes   X                             No
                      -----                              -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

Common Stock, par value $.01 per share, 19,869,166 shares outstanding as of August 4, 2000

                               Media Metrix, Inc.
                                      Index

PART I        Financial Information

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets --
              June 30, 2000 and December 31, 1999 ..............................      1

              Consolidated Statements of Operations --
              Three and Six Months Ended June 30, 2000 and 1999 ................      2

              Consolidated Statement of Stockholders' Equity --
              Six Months Ended June 30, 2000 ...................................      3

              Consolidated Statements of Cash Flows --
              Six Months Ended June 30, 2000 and 1999 ..........................      4

              Notes to Consolidated Financial Statements .......................      5

Item 2.       Management's Discussion and Analysis of Financial

              Condition and Results of Operations ..............................      6

Item 3.       Quantitative and Qualitative Disclosures of Market Risk ..........     14

PART II       Other Information

Item 1.       Legal Proceedings ................................................     15

Item 2.       Changes in Securities and Use of Proceeds ........................     15

Item 3.       Defaults Upon Senior Securities ..................................     15

Item 4.       Submission of Matters to a Vote of Security Holders ..............     15

Item 5.       Other Information ................................................     15

Item 6.       Exhibits and Reports on Form 8-K .................................     16

Signatures

Part I.           Financial Information

                               Media Metrix, Inc.
                           Consolidated Balance Sheets
                      (in thousands, except for share data)

                                                                        JUNE 30,        DECEMBER 31,
                                                                          2000             1999
                                                                          ----             ----
ASSETS                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                           $  68,818       $  97,364
    Marketable securities                                                  27,877          14,877
    Receivables:
      Trade, less allowance for doubtful accounts of $658 in 2000
        and $500 in 1999                                                   10,017           5,473
      Expenditures billable to clients                                      1,506             520
                                                                        ---------       ---------
    Total receivables                                                      11,523           5,993
    Prepaid expenses and other current assets                                 857             454
                                                                        ---------       ---------
Total current assets                                                      109,075         118,688

Property and equipment, at cost, net of accumulated depreciation
    and amortization of $2,134 in 2000 and $561 in 1999                    13,445           5,308
Intangibles acquired, net of accumulated amortization
    of $18,922 in 2000 and $7,792 in 1999                                  49,045          52,948
Due from minority interests in consolidated subsidiaries                       --           1,617
Other assets                                                                1,050             283
                                                                        ---------       ---------
Total assets                                                            $ 172,615       $ 178,844
                                                                        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable and accrued liabilities                            $  12,575       $  10,560
    Advance billings to clients                                            10,308           5,126
    Current portion of long-term debt                                         123             196
                                                                        ---------       ---------
Total current liabilities                                                  23,006          15,882

Minority interests                                                             23              --
Long-term debt                                                                150             173

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value -- 5,000,000 shares authorized             --              --
    Common stock, $.01 par value -- 60,000,000 shares authorized;
      shares issued and outstanding -- 19,841,896 in 2000 and
      19,681,999 in 1999                                                      198             197
    Additional paid-in capital                                            204,223         202,031
    Accumulated other comprehensive loss                                      (81)            (83)
    Accumulated deficit                                                   (53,898)        (38,110)
    Deferred compensation                                                  (1,006)         (1,246)
                                                                        ---------       ---------
Total stockholders' equity                                                149,436         162,789
                                                                        ---------       ---------
Total liabilities and stockholders' equity                              $ 172,615       $ 178,844
                                                                        =========       =========

See accompanying notes.

                               Media Metrix, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands, except for per share data)



                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                            2000             1999             2000             1999
Revenues                                                  $ 12,618         $  4,257         $ 22,822         $  7,435
Costs of revenues                                            4,716            2,118            9,127            3,838
                                                          --------         --------         --------         --------
Gross profit                                                 7,902            2,139           13,695            3,597

Operating expenses:
   Research and development                                  3,558              992            6,474            1,673
   Sales and marketing                                       5,400            1,812            9,529            3,147
   General and administrative                                3,690            1,288            6,779            2,337
   Amortization of deferred compensation and
    other stock-based compensation                              41              197              323              305
   Amortization of intangibles                               5,565              748           11,130            1,497
                                                          --------         --------         --------         --------
Total operating expenses                                    18,254            5,037           34,235            8,959
                                                          --------         --------         --------         --------

Loss from operations                                       (10,352)          (2,898)         (20,540)          (5,362)

Minority interests                                           1,154               --            1,632               --
Interest and other income, net                               1,519              331            3,120              411
                                                          --------         --------         --------         --------

Net loss                                                    (7,679)          (2,567)         (15,788)          (4,951)
Preferred stock dividends                                       --              (27)              --             (109)
                                                          --------         --------         --------         --------

Net loss applicable to common stockholders                $ (7,679)        $ (2,594)        $(15,788)        $ (5,060)
                                                          ========         ========         ========         ========

Basic and diluted net loss per share applicable to
    common stockholders                                   $  (0.39)        $  (0.16)        $  (0.80)        $  (0.35)
                                                          ========         ========         ========         ========

Shares used in the calculation of basic and diluted

    net loss per share applicable to common
    stockholders                                            19,836           15,866           19,777           14,583
                                                          ========         ========         ========         ========

See accompanying notes.

                               Media Metrix, Inc.
                 Consolidated Statement of Stockholders' Equity
                         Six months ended June 30, 2000
                                   (Unaudited)
                      (in thousands, except for share data)

                                                                                          ACCUMULATED
                                                                           ADDITIONAL       OTHER
                                                         COMMON STOCK       PAID-IN      COMPREHENSIVE
                                                     SHARES       AMOUNT    CAPITAL         LOSS
                                                     ------       ------    -------         ----
Balance at December 31, 1999                       19,681,999    $   197   $ 202,031       $   (83)
Comprehensive loss:
   Net loss                                                --         --          --            --
   Unrealized losses on  marketable securities             --         --          --            14
   Foreign currency translation                            --         --          --           (12)

Total comprehensive loss
Issuance of common stock in connection with
   acquisition                                         52,000         --       1,759            --
Exercise of warrants and stock options                107,897          1         350            --
Amortization of deferred compensation                      --         --          --            --
Acceleration of vesting on options                         --         --          83            --
                                                  -----------    -------   ---------       -------
Balance at June 30, 2000                           19,841,896    $   198   $ 204,223       $   (81)
                                                  ===========    =======   =========       =======


                                                                                     TOTAL
                                                   ACCUMULATED     DEFERRED      STOCKHOLDERS'
                                                     DEFICIT     COMPENSATION       EQUITY
                                                     -------     ------------       ------
Balance at December 31, 1999                       $  (38,110)    $  (1,246)       $ 162,789
Comprehensive loss:
   Net loss                                           (15,788)           --          (15,788)
   Unrealized losses on  marketable securities             --            --               14
   Foreign currency translation                            --            --              (12)
                                                                                   ---------
Total comprehensive loss                                                             (15,786)
Issuance of common stock in connection with
   acquisition                                             --            --            1,759
Exercise of warrants and stock options                     --            --              351
Amortization of deferred compensation                      --           240              240
Acceleration of vesting on options                         --            --               83
                                                   ----------     ---------        ---------
Balance at June 30, 2000                           $  (53,898)    $  (1,006)       $ 149,436
                                                   ==========     =========        =========

See accompanying notes.

                               Media Metrix, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        2000           1999
OPERATING ACTIVITIES
Net loss                                                              $(15,788)      $ (4,951)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss on disposal of equipment                                          --              8
     Provision for bad debts                                               170             98
     Depreciation and amortization of property and equipment             1,573            121
     Amortization of deferred compensation and other stock-based
       Compensation                                                        240            305
     Acceleration of vesting on options                                     83             25
     Amortization of intangibles                                        11,130          1,497
     Minority interests                                                 (1,632)            --
     Changes in operating assets and liabilities:
       Receivables                                                      (5,249)        (1,695)
       Prepaid expenses and other current assets                         1,014           (195)
       Other assets                                                       (638)            --
       Accounts payable and accrued liabilities                            (55)        (3,230)
       Advance billings to clients                                       5,178          1,570
                                                                      --------       --------
Net cash used in operating activities                                   (3,974)        (6,447)

INVESTING ACTIVITIES

Cash paid for acquisition                                               (5,692)            --
Purchase of marketable securities                                      (12,986)       (10,481)
Purchases of property and equipment                                     (9,390)          (355)
Security deposits                                                          (19)          (136)
                                                                      --------       --------
Net cash used in investing activities                                  (28,087)       (10,972)

FINANCING ACTIVITIES

Repayments on long-term debt                                               (96)           (62)
Proceeds from exercise of warrants and options                             351          1,258
Contributions from minority interests                                    3,272             --
Redemption of redeemable preferred stock                                    --         (4,789)
Net proceeds from initial public offering                                   --         49,383
                                                                      --------       --------
Net cash provided by financing activities                                3,527         45,790
                                                                      --------       --------

Effect of exchange rate changes on cash                                    (12)            --
                                                                      --------       --------
Net decrease in cash and cash equivalents                              (28,546)       (28,371)
Cash and cash equivalents at beginning of period                        97,364          8,012
                                                                      --------       --------
Cash and cash equivalents at end of period                            $ 68,818       $ 36,383
                                                                      ========       ========


SUPPLEMENTAL INFORMATION

Interest paid                                                         $      7       $     30
                                                                      ========       ========

See accompanying notes.

                               Media Metrix, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


A. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required to by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Media Metrix' Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

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

C. MERGER WITH JUPITER COMMUNICATIONS, INC.

On June 27, 2000, Media Metrix and Jupiter Communications, Inc. announced that they had executed an Agreement and Plan of Merger pursuant to which MMX Acquisition Corp., a wholly-owned subsidiary of Media Metrix, will be merged with and into Jupiter (the "Merger"). Under the terms of the agreement, each share of common stock of Jupiter issued and outstanding immediately prior to the consummation of the merger will be converted into the right to receive 0.946 of a share of Media Metrix common stock. The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and to be accounted for as a purchase transaction. Consummation of the Merger is subject to various conditions, including, among other things, receipt of the necessary approvals of the stockholders of Jupiter and Media Metrix and certain regulatory approvals.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

Statements in this Quarterly Report on Form 10-Q concerning our future prospects are "forward-looking statements" under the federal securities laws. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. We cannot assure you that future results will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially are discussed in the section "Risk Factors" included in our Annual Report on Form 10-K. You are encouraged to review such risk factors carefully.

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

         In October 1999, we acquired AdRelevance. The acquisition was structured as a stock-for-stock transaction valued at approximately $59.4 million. In addition, we may issue additional shares of our common stock and options and warrants having a value of approximately $2.6 million, based on the closing price of our common stock on June 30, 2000, if AdRelevance achieves certain post-closing goals measured as of October 2000. In connection with our acquisition of AdRelevance, we recognized $54.3 million of intangibles, which are being amortized over a three-year period. Also, a non-recurring in-process research and development cost of $6.8 million was expensed at the time of the acquisition.

         In connection with the formation of each of its international joint ventures, Media Metrix granted each of its joint venture partners an option, subject to certain conditions, to exchange such partner's shares in the respective joint ventures for shares of Media Metrix common stock. If any partner elects to exercise its option to convert its shares into shares of Media Metrix common stock, Media Metrix will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of Media Metrix' common stock multiplied by the number of shares issued and the net book value of the joint venture of which the partner is a shareholder attributable to such partner. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners' interests in our foreign subsidiaries.

         Our revenues are derived from our measurement products and services. Our product offerings include both syndicated products and customized products. We sell our syndicated products on an annual subscription basis. We typically bill our syndicated clients, in advance, for up to the next twelve months of products. Since 1997, syndicated products have accounted for approximately 90% of our revenues, while customized products and services have accounted for approximately 10%. Our combined customer base increased from approximately 100 customers at the end of 1997 to more than 900 as of June 30, 2000. Of the customers subscribing under annual contracts for our syndicated products and services in the first six months of 1999, over 95% remained customers at the end of the first six months of 2000. With this high customer retention rate, we have a growing base of recurring revenues from our syndicated products and services. In addition, of the contracts renewed in the first six months of 2000, we experienced an average increase in contract dollar value of over 40% due to the purchase of additional services by our renewing clients.

         We recognize revenues for the syndicated products and services over the term of the related contract as services are provided. Revenues for customized products and services are recognized in the period in which the product or service is delivered.

         Our business model is based on creating multiple products and services from our core panel-based market research, technologies and databases. We began establishing a panel of individuals in the United States under continuous measurement in 1996. Today, Media Metrix has panels consisting of more than 100,000 people under measurement worldwide. We recruit individuals to become members of our panel through random digit dial (RDD) telephone solicitation. We also use direct mail to reach individuals identified within the RDD sample. We incur costs in connection with recruiting and retaining members of our panel. These costs are expensed in the year incurred. Our rate of expense growth, other than panel and production, is primarily driven by increases in headcount and sales and marketing expenditures.

         We have incurred significant losses from operations since our inception. We incurred losses from operations of $20.5 million in the first six months of 2000, $25.9 million in 1999,

$7.2 million in 1998 and $4.7 million in 1997. As of June 30, 2000, we had an accumulated deficit of $53.9 million.

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

         In the event that the merger with Jupiter is consummated, we will recognize deferred compensation estimated to be approximately $22 million, relating to the acquisition of unvested stock options in the merger. These costs will be amortized over the remaining vesting period of up to four years. In addition, we expect to record goodwill and other intangibles of approximately $367.5 million (based on Jupiter's June 30, 2000 balance sheet), which will be amortized over an estimated five years. Also, we expect to incur merger-related expenses of approximately $15 million in the third quarter of 2000.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                        THREE MONTHS                      SIX MONTHS
                                                        ENDED JUNE 30,                  ENDED JUNE 30,
                                                     2000            1999            2000            1999
                                                   --------        --------        --------        --------
Revenues                                              100.0%          100.0%          100.0%          100.0%
Costs of revenues                                      37.4            49.8            40.0            51.6
                                                   --------        --------        --------        --------
Gross profit                                           62.6            50.2            60.0            48.4
Operating expenses:
    Research and development                           28.2            23.3            28.4            22.5
    Sales and marketing                                42.8            42.6            41.7            42.3
    General and administrative                         29.3            30.2            29.7            31.4
    Amortization of deferred compensation and
      other stock-based compensation                    0.3             4.6             1.4             4.1
    Amortization of intangibles                        44.1            17.6            48.8            20.2
                                                   --------        --------        --------        --------
Total operating expenses                              144.7           118.3           150.0           120.5
                                                   --------        --------        --------        --------
Loss from operations                                  (82.1)          (68.1)          (90.0)          (72.1)
Minority interests                                      9.2              --             7.1              --
Interest and other income, net                         12.0             7.8            13.7             5.5
                                                   --------        --------        --------        --------
Net loss                                              (60.9)%         (60.3)%         (69.2)%         (66.6)%
                                                   ========        ========        ========        ========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues increased 196.4% to $12.6 million for the three months ended June 30, 2000 from $4.3 million for the three months ended June 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the three months ended June 30, 2000 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers including new customers as a result of our international growth, and an increase in the amount of products and services sold to our customers.

         Costs of Revenues. Costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $7.9 million for the three months ended June 30, 2000, or 62.6% of revenues. Gross profit was $2.1 million for the three months ended June 30, 1999, or 50.2% of revenues. The increase in gross profit as a percentage of revenues for the three months ended June 30, 2000 over the prior period was due to an increase in revenues, while at the same time our panel-related costs have remained constant.

         In the three months ended June 30, 2000, Media Metrix invested approximately $2.1 million in recruiting panels and other start up costs in connection with its international operations in the U.K., France, Germany, Sweden, Canada, Japan, Australia and Brazil. However, Media Metrix has not realized sufficient revenues from its international operations to offset against these costs, which has resulted in a lower overall gross margin for the period compared to the gross margin applicable to the U.S. operations alone for the same period.

         Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $3.6 million for the three months ended June 30, 2000, or 28.2% of revenues. Research and development costs were $1.0 million for the three months ended June 30, 1999, or 23.3% of revenues. The increase in research and development costs as a percentage of revenues for the three months ended June 30, 2000 was due primarily to increases in research and development personnel and consulting costs, including costs relating to our new on-line meter, data warehouse and client interface system which were introduced during the second quarter of 2000.

         Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $5.4 million for the three months ended June 30, 2000, or 42.8% of revenues. Sales and marketing costs were $1.8 million for the three months ended June 30, 1999, or 42.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with our acquisition of AdRelevance and our international expansion, as well as additional marketing costs.

         General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $3.7 million for the three months ended June 30, 2000, or 29.3% of revenues. General and administrative costs were $1.3 million for the three months ended June 30, 1999, or 30.2% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with our acquisition of AdRelevance. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

         Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $41,000 for the three months ended June 30, 2000 and $197,000 for the three months ended June 30, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

         Amortization of Intangibles. Amortization charges of $5.6 million for the three months ended June 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic. Amortization charges of $748,000 for the three months ended June 30, 1999 represent the amortization of RelevantKnowledge's panel and other intangibles acquired in that merger.

         Loss from Operations. Loss from operations was $10.4 million for the three months ended June 30, 2000, or 82.1% of revenues, and $2.9 million for the three months ended June 30, 1999, or 68.1% of revenues. Loss from operations in terms of absolute dollars was higher in the three months ended June 30, 2000 due to the continued expansion of our business in the United States and internationally and amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in amortization of intangibles from the AdRelevance and MMXI Nordic acquisition offset by an increase in revenues relative to the increases in costs of revenues and operating costs. We expect these losses to continue as our business continues to expand both in the United States and internationally over the next few quarters.

         Interest and Other Income, net. Interest and other income, net of interest expense was $1.5 million, or 12.0% of revenues, for the three months ended June 30, 2000 as compared to $331,000 for the three months ended June 30, 1999, or 7.8% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues increased 206.9% to $22.8 million for the six months ended June 30, 2000 from $7.4 million for the six months ended June 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the six months ended June 30, 2000 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers including new customers as a result of international growth, and an increase in the amount of products and services sold to our customers.

         Costs of Revenues. Gross profit was $13.7 million for the six months ended June 30, 2000, or 60.0% of revenues. Gross profit was $3.6 million for the six months ended June 30, 1999, or 48.4% of revenues. The increase in gross profit as a percentage of revenues for the six months ended June 30, 2000 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

         In the six months ended June 30, 2000, Media Metrix invested approximately $3.6 million in recruiting panels and other start up costs in connection with its international operations in the U.K., France, Germany, Sweden, Canada, Japan, Australia and Brazil. However, Media Metrix has not realized sufficient revenues from its international operations to offset against these costs, which has resulted in a lower overall gross margin for the period compared to the gross margin applicable to the U.S. operations alone for the same period.

         Research and Development. Research and development costs were $6.5 million for the six months ended June 30, 2000, or 28.4% of revenues. Research and development costs were $1.7 million for the six months ended June 30, 1999, or 22.5% of revenues. The increase in research and development costs as a percentage of revenues for the six months ended June 30, 2000 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new data warehouse and client interface system which were introduced during the second quarter of 2000.

         Sales and Marketing. Sales and marketing costs were $9.5 million for the six months ended June 30, 2000, or 41.7% of revenues. Sales and marketing costs were $3.1 million for the six months ended June 30, 1999, or 42.3% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with our acquisition of AdRelevance and our international expansion, as well as additional marketing costs.

         General and Administrative. General and administrative costs were $6.8 million for the six months ended June 30, 2000, or 29.7% of revenues. General and administrative costs were $2.3 million for the six months ended June 30, 1999, or 31.4% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities, including the addition of personnel and office facilities in connection with our acquisition of AdRelevance. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

         Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $323,000 for the six months ended June 30, 2000 and $305,000 for the six months ended June 30, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

         Amortization of Intangibles. Amortization charges of $11.1 million for the six months ended June 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic. Amortization charges of $1.5 million for the six months ended June 30, 1999 represent the amortization of RelevantKnowledge's panel and other intangibles acquired in that merger.

         Loss from Operations. Loss from operations was $20.5 million for the six months ended June 30, 2000, or 90.0% of revenues, and $5.4 million for the six months ended June 30, 1999, or 72.1% of revenues. Loss from operations in terms of absolute dollars was higher in the six months ended June 30, 2000 due to the continued expansion of our business in the United States and internationally and amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in amortization of intangibles from the AdRelevance and MMXI Nordic acquisition offset by an increase in revenues relative to the increases in costs of revenues and operating costs.

         Interest and Other Income, net. Interest and other income, net of interest expense was $3.1 million, or 13.7% of revenues, for the six months ended June 30, 2000 as compared to $411,000 for the six months ended June 30, 1999, or 5.5% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

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

         Net cash used in operating activities was $4.0 million for the six months ended June 30, 2000, compared to $6.4 million for the six months ended June 30, 1999. The variance for 2000 compared to 1999 was primarily due to the net repayment of $4.1 million to NPD during 1999 for services performed under a management agreement, offset by additional operating expenses primarily related to expansion of operations and new product development. Our operating expenses will continue to increase due to increased costs related to our domestic and international expansion, including costs associated with new leased space.

         Net cash used in investing activities was $28.1 million for the six months ended June 30, 2000, compared to $11.0 million for the six months ended June 30, 1999. The increase was primarily attributable to cash paid for the Internet audience measurement business operated by SIFO Group AB in Sweden and the purchase of fixed assets due to the growth of the business both domestically and internationally and the computer equipment purchased related to the building of our data warehouse and our new client interface system. We expect our expenditures to increase due to increased costs incurred in connection with improvements to our leasehold space.

         Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2000, compared to $45.8 million for the six months ended June 30, 1999. Cash provided by financing activities for 2000 primarily relates to proceeds received from contributions from our partners related to our international operations and the exercise of warrants and stock options. Cash provided by financing activities for 1999 primarily relates to proceeds received from our initial public offering.

         As of June 30, 2000, we had $68.8 million of cash and cash equivalents and $27.9 million of marketable securities. As of June 30, 2000, our material capital commitments consisted of improvements to our additional leasehold space, which we anticipate to be $5 million.

         We expect to invest at least an additional $20 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We currently anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

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

         We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a worldwide basis through our international subsidiaries. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expenses in the foreign subsidiaries' local currency.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2:           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our Common Stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through June 30, 2000, proceeds were applied as follows:

- $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

-    $24.3 million for working capital purposes;

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


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS.

         2 Agreement and Plan of Merger, among Media Metrix, Inc., MMX Acquisition Corp. and Jupiter Communications, Inc., dated as of June 26, 2000 (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-42316), filed with the SEC on July 27, 2000)

         10.1 Lease Agreement between 352 P.A.S. Associates and Media Metrix, Inc. dated as of March 1, 2000 (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-42316), filed with the SEC on July 27, 2000)

         10.2 Sublease between The NPD Group, Inc. and Media Metrix, Inc. dated as of April 2000 (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-42316), filed with the SEC on July 27, 2000)

         10.3 Sublease between TMP Worldwide, Inc. and Media Metrix, Inc. dated as of April 2000 (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-42316), filed with the SEC on July 27, 2000)

         10.4 Lease Agreement between Grace Brusseau, individually, and Grace Brusseau and Stephen Kay, co-trustees of Testamentary Trust of Michael J. Borelli, dba Grazia Investment Company and Media Metrix, Inc. dated December 17, 1999 (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-41316), filed with the SEC on July 27, 2000)

         27       Financial Data Schedule

         99 Press Release dated June 27, 2000. (Incorporated by reference to the Company's Form 8-K filed with the SEC on June 27, 2000)

(b)    REPORTS ON FORM 8-K.

         Current Report on Form 8-K, dated June 27, 2000, relating to the merger between Media Metrix, Inc., MMX Acquisition Corp. and Jupiter Communications, Inc.

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

                                              Media Metrix, Inc.
                                              ------------------
                                                 (Registrant)

Dated: August 8, 2000                  By: /s/ Tod Johnson
                                           -------------------------------------
                                          Tod Johnson
                                          Chief Executive Officer

Dated: August 8, 2000                  By: /s/ Thomas A. Lynch
                                           -------------------------------------
                                           Thomas A. Lynch
                                           Chief Financial Officer and Treasurer