Form 10-Q
period 2000-09-30
JUPITER MEDIA METRIX INC
filed 2000-11-14
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD ENDED FROM             TO

                        COMMISSION FILE NUMBER 000-25943

                           JUPITER MEDIA METRIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      11-3374729
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                                 21 ASTOR PLACE
                               NEW YORK, NY 10003
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 780-6060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               MEDIA METRIX, INC.
                             250 PARK AVENUE SOUTH
                               NEW YORK NY 10003
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

     As of October 31, 2000, there were 34,929,612 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           JUPITER MEDIA METRIX, INC.

                                     INDEX

PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)...............    3
           Consolidated Balance Sheets -- September 30, 2000 and
              December 31, 1999......................................    3
           Consolidated Statements of Operations -- Three and Nine
              Months Ended September 30, 2000 and 1999...............    4
           Consolidated Statement of Stockholders' Equity -- Nine
              Months Ended September 30, 2000........................    5
           Consolidated Statements of Cash Flows -- Nine Months Ended
              September 30, 2000 and 1999............................    6
           Notes to Consolidated Financial Statements................    7
Item 2.  Management's Discussion and Analysis of Financial Condition     8
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   13

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 3.  Defaults Upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           JUPITER MEDIA METRIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $104,081         $ 97,364
  Marketable securities.....................................      22,057           14,877
  Receivables:
     Trade, less allowance for doubtful accounts of $646 in
      2000 and $500 in 1999.................................      28,246            5,473
     Expenditures billable to clients.......................       1,337              520
                                                                --------         --------
  Total receivables.........................................      29,583            5,993
  Prepaid expenses and other current assets.................       6,804              454
                                                                --------         --------
Total current assets........................................     162,525          118,688
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $3,773 in 2000 and $561
  in 1999...................................................      31,424            5,308
Intangibles acquired, net of accumulated amortization of
  $27,076 in 2000 and $7,792 in 1999........................     485,776           52,948
Due from minority interests in consolidated subsidiaries....         310            1,617
Other assets................................................       6,996              283
                                                                --------         --------
Total assets................................................    $687,031         $178,844
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 39,288         $ 10,560
  Advance billings to clients...............................      43,049            5,126
  Current portion of long-term debt.........................         712              196
                                                                --------         --------
Total current liabilities...................................      83,049           15,882
Deferred rent...............................................       1,121               --
Long-term debt..............................................          18              173
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value -- 10,000,000 shares
     authorized.............................................          --               --
  Common stock, $.01 par value -- 150,000,000 shares
     authorized; shares issued and outstanding -- in 2000
     34,810,091 and 19,681,999 in 1999......................         348              197
  Additional paid-in capital................................     684,810          202,031
  Accumulated other comprehensive loss......................        (150)             (83)
  Accumulated deficit.......................................     (64,032)         (38,110)
  Deferred compensation.....................................     (18,133)          (1,246)
                                                                --------         --------
Total stockholders' equity..................................    $602,843         $162,789
                                                                --------         --------
Total liabilities and stockholders' equity..................    $687,031         $178,844
                                                                ========         ========

                            See accompanying notes.

                           JUPITER MEDIA METRIX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                    -------------------    --------------------
                                                      2000       1999        2000        1999
                                                    --------    -------    ---------    -------
Revenues..........................................  $ 16,476    $ 5,496    $  39,298    $12,931
Costs of revenues.................................     4,821      2,962       13,948      6,800
                                                    --------    -------    ---------    -------
Gross profit......................................    11,655      2,534       25,350      6,131
Operating expenses:
  Research and development........................     5,160      1,352       11,635      3,026
  Sales and marketing.............................     6,342      2,229       15,871      5,376
  General and administrative......................     3,930      1,694       10,709      4,031
  Amortization of deferred compensation and other
     stock-based compensation.....................       329        554          652        858
  Amortization of intangibles.....................     8,155        749       19,284      2,246
                                                    --------    -------    ---------    -------
Total operating expenses..........................    23,916      6,578       58,151     15,537
                                                    --------    -------    ---------    -------
Loss from operations..............................   (12,261)    (4,044)     (32,801)    (9,406)
Minority interests................................       661        806        2,294        806
Interest and other income, net....................     1,465        609        4,585      1,019
                                                    --------    -------    ---------    -------
Net loss..........................................   (10,135)    (2,629)     (25,922)    (7,581)
Preferred stock dividends.........................        --         --           --       (109)
                                                    --------    -------    ---------    -------
Net loss applicable to common stockholders........  $(10,135)   $(2,629)   $ (25,922)   $(7,690)
                                                    ========    =======    =========    =======
Basic and diluted net loss per share applicable to
  common stockholders.............................  $  (0.47)   $ (0.15)   $   (1.27)   $ (0.50)
                                                    ========    =======    =========    =======
Shares used in the calculation of basic and
  diluted net loss per share applicable to common
  stockholders....................................    21,510     17,371       20,355     15,533
                                                    ========    =======    =========    =======

                            See accompanying notes.

                           JUPITER MEDIA METRIX, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 ACCUMULATED
                                  COMMON STOCK     ADDITIONAL       OTHER                                        TOTAL
                                 ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED     DEFERRED     STOCKHOLDERS'
                                 SHARES   AMOUNT    CAPITAL         LOSS          DEFICIT     COMPENSATION      EQUITY
                                 ------   ------   ----------   -------------   -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1999...  19,682    $197     $202,031        $ (83)       $(38,110)      $ (1,246)      $162,789
Comprehensive loss:
  Net loss.....................      --      --           --           --         (25,922)            --        (25,922)
  Unrealized losses on
     marketable securities.....      --      --           --           63              --             --             63
  Foreign currency
     translation...............      --      --           --         (130)             --             --           (130)
                                                                                                               --------
Total comprehensive loss.......                                                                                 (25,989)
Issuance of common stock in
  connection with
  acquisition..................      52       1        1,759           --              --             --          1,760
Exercise of warrants and stock
  options......................     154       1          440           --              --             --            441
Amortization of deferred
  compensation and other stock-
  based compensation...........      --      --        2,979           --              --         (2,327)           652
Purchase of Jupiter
  Communications, Inc..........  14,922     149      477,601                                     (14,560)       463,190
                                 ------    ----     --------        -----        --------       --------       --------
BALANCE AT SEPTEMBER 30,
  2000.........................  34,810    $348     $684,810        $(150)       $(64,032)      $(18,133)      $602,843
                                 ======    ====     ========        =====        ========       ========       ========

                            See accompanying notes.

                           JUPITER MEDIA METRIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(25,922)   $ (7,581)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Loss on disposal of equipment.............................        --           8
  Provision for bad debts...................................       146         173
  Depreciation and amortization of property and equipment...     3,212         240
  Amortization of deferred compensation and other
     stock-based compensation...............................       652         884
  Amortization of intangibles...............................    19,284       2,246
  Minority interests........................................    (2,294)         --
  Changes in operating assets and liabilities:
     Receivables............................................   (10,045)     (1,501)
     Prepaid expenses and other current assets..............      (329)       (807)
     Other assets...........................................        78          --
     Accounts payable and accrued liabilities...............    (5,269)      2,715
     Advance billings to clients............................     6,583       1,421
     Due to The NPD Group, Inc..............................        67      (4,367)
                                                              --------    --------
Net cash used in operating activities.......................   (13,837)     (6,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired net of cash paid for acquisitions.............    38,460          --
Purchase of marketable securities...........................    (7,117)    (23,509)
Purchases of property and equipment.........................   (13,758)     (1,477)
Security deposits...........................................      (799)       (125)
                                                              --------    --------
Net cash provided (used) in investing activities............    16,786     (25,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt................................      (145)       (414)
Proceeds from long-term debt................................        --         478
Proceeds from exercise of warrants and options..............       442       1,290
Contributions from minority interests.......................     3,601          --
Redemption of redeemable preferred stock....................        --      (4,789)
Net proceeds from initial public offering...................        --      49,383
                                                              --------    --------
Net cash provided by financing activities...................     3,898      45,948
                                                              --------    --------
Effect of exchange rate changes on cash.....................      (130)         --
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     6,717      14,268
Cash and cash equivalents at beginning of period............    97,364       8,012
                                                              --------    --------
Cash and cash equivalents at end of period..................  $104,081    $ 22,280
                                                              ========    ========
SUPPLEMENTAL INFORMATION
Interest paid...............................................  $     24    $     49
                                                              ========    ========

                            See accompanying notes.

                           JUPITER MEDIA METRIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for Jupiter Media Metrix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

B. ACQUISITION

     Effective January 1, 2000, the Company acquired the Internet audience measurement business operated by SIFO Group AB ("SIFO") in Sweden. The new company, MMXI Nordic, is a wholly owned subsidiary of the Company. The Company acquired all of the outstanding shares of MMXI Nordic in exchange for $5,692,000 and 52,000 shares of the Company's common stock. In connection with this acquisition, SIFO purchased 8.0% of MMXI Europe, reducing the Company's ownership to 50.1%.

C. MERGER WITH JUPITER COMMUNICATIONS, INC.

     On September 20, 2000, the Company completed a merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter") by issuing 14,921,856 shares of the Company's common stock in exchange for all of the outstanding common stock of Jupiter. In addition, the Company assumed all of the outstanding stock options to purchase common stock of Jupiter. The total purchase price of $471.8 million, including merger related costs and expenses of $8.6 million, was tentatively allocated to the net operating assets acquired of $78.4 million, including cash of $41.7 million, and goodwill and other intangibles of $393.4 million. In addition, deferred compensation of $14.6 million, which represents the intrinsic value of unvested Jupiter options, was recorded. In connection with the closing of the Merger, the Company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

     The Merger was accounted for using the purchase method of accounting and the operations of Jupiter have been included in the accompanying consolidated financial statements from the date of the closing of the Merger.

     The following unaudited pro forma consolidated financial information gives effect to the Merger as if it had occurred as of the beginning of each period:

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Revenues (in thousands)................................  $104,344    $ 39,984
Net loss applicable to common stockholders (in
  thousands)...........................................  $(95,901)   $(70,028)
Net loss per share applicable To common stockholders...  $  (2.76)   $  (2.30)

     The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations which would have occurred had the merger been completed as of January 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under "Risk Factors That May Affect Future Results" and elsewhere in this quarterly report, and in other reports and documents filed from time to time with the Securities and Exchange Commission.

OVERVIEW

     We offer innovative and comprehensive Internet measurement, analysis, intelligence and events to provide businesses with global resources for understanding and profiting from the Internet. Our business units include Media Metrix, which offers clients a broad range of products and services that measure audience, commerce and new media usage on the Internet and other digital media; AdRelevance, which specializes in the automated retrieval and delivery of online advertising data; Jupiter Research, which provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, accurate forecasts and best practices, all backed by proprietary data; and Jupiter Events, a leading provider of conferences focusing on the global digital economy.

     Our business was originally conducted as a division within The NPD Group, Inc. ("NPD"), a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD. In April 1997, PC Meter was merged into Media Metrix, Inc. and we raised approximately $4.0 million in a private placement to fund the expansion of our Internet audience measurement business.

     In November 1998, we merged with RelevantKnowledge, then our leading competitor for Internet audience measurement services. In October 1999, we acquired AdRelevance in a stock-for-stock transaction valued at approximately $59.4 million. In connection with our acquisition of AdRelevance, we recognized $54.3 million of intangibles, which are being amortized over a three-year period. In addition, in October 2000, we issued an additional 82,921 shares of our common stock and 17,450 options, based on the achievement of certain post-closing milestones in connection with the acquisition of AdRelevance.

     On September 20, 2000, we completed our merger with Jupiter Communications, Inc. for a total purchase price of $471.8 million, including merger-related expenses of approximately $8.6 million. In connection with this transaction, we recognized $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. In addition, of the total purchase price, we recorded goodwill and other intangibles of $393.4 million, which will be amortized over an estimated five years. The operations of Jupiter Communications from September 21, 2000 have been included in the financial statements and financial information included in this quarterly report.

     We have formed a number of joint ventures to offer audience measurement products and services based on Internet usage in foreign countries. In connection with the formation of each of these international joint ventures, we have granted each of our joint venture partners an option, subject to certain conditions, to exchange such partner's shares in the respective joint ventures for shares of our common stock. If any partner elects to exercise its option to convert its shares into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of our shares of common stock multiplied by the number of shares issued and the net book value of the joint venture of which the partner is a shareholder attributable to such partner. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners' interests in our foreign subsidiaries.

     Our revenues consist of measurement products and services, research services and events and other revenues. Prior to our merger with Jupiter Communications, which was completed on September 20, 2000, our revenues were derived solely from our measurement products and services.

     Our measurement offerings, which consist of the products and services from our Media Metrix and AdRelevance units, include both syndicated measurement products and customized measurement products. We sell our syndicated measurement products on an annual subscription basis, and typically bill our syndicated clients, in advance, for up to the next twelve months of products. Contracts for our syndicated measurement products are non-cancelable and non-refundable. Since 1997 and prior to the merger with Jupiter Communications, syndicated measurement products have accounted for approximately 90% of our revenues, while customized measurement products and services have accounted for approximately 10%. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

     Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, we typically sell our Jupiter Research products on an annual subscription basis and bill the clients in advance. Jupiter Research contracts are non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. We also sell book-length studies and custom research products. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Jupiter Events unit, a wide range of conferences which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Jupiter Events revenues consist of revenues from individual attendees, sponsors, which display their logo in our conference program and/or host a reception, and exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

     Our growing client base, which currently totals over 2,000, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional service industries. As of September 30, 2000, our total contract value for our syndicated measurement products and our Jupiter Research contracts was $113 million. Total contract value represents the annualized value of all outstanding syndicated measurement and research products without regard to the remaining duration of such contracts.

     We believe that our high customer renewal rate provides us with a growing base of recurring revenues from our syndicated measurement and research products. Of the customers subscribing under annual contracts for our syndicated measurement products and services at the end of the first nine months of 1999, over 95% remained customers at the end of the first nine months of 2000. In addition, of the contracts renewed in the first nine months of 2000, we experienced an average increase in contract dollar value of over 34% due to the purchase of additional services by our renewing clients. A substantial portion of our Jupiter Research contracts have also been renewed for an equal or higher dollar amount. Approximately 70% of research contracts expiring during the twelve months ended September 30, 2000 were renewed.

     We have incurred significant losses from operations since our inception. We incurred losses from operations of $32.8 million in the first nine months of 2000, $25.9 million in 1999, $7.2 million in 1998 and $4.7 million in 1997. As of September 30, 2000, we had an accumulated deficit of $64.0 million. We expect that we will incur significant expenses in the future associated with our ongoing international expansion, particularly costs associated with recruiting and maintaining panels in a number of countries, and increased personnel. In addition, we intend to invest in further development and improvement of our technologies and development of additional products and services.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated our results of operations expressed as a percentage of revenues:

                                                              THREE MONTHS            NINE MONTHS
                                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                          --------------------    --------------------
                                                           2000         1999       2000         1999
                                                          -------      -------    -------      -------
Revenues................................................   100.0%       100.0%     100.0%       100.0%
Costs of revenues.......................................    29.3         53.9       35.5         52.6
                                                           -----        -----      -----        -----
Gross profit............................................    70.7         46.1       64.5         47.4
Operating expenses:
  Research and development..............................    31.3         24.6       29.6         23.4
  Sales and marketing...................................    38.5         40.6       40.4         41.6
  General and administrative............................    23.8         30.8       27.2         31.2
  Amortization of deferred compensation and other
     stock-based compensation...........................     2.0         10.1        1.7          6.6
  Amortization of intangibles...........................    49.5         13.6       49.1         17.3
                                                           -----        -----      -----        -----
Total operating expenses................................   145.1        119.7      148.0        120.1
                                                           -----        -----      -----        -----
Loss from operations....................................   (74.4)       (73.6)     (83.5)       (72.7)
Minority interests......................................     4.0         14.7        5.8          6.2
Interest and other income, net..........................     8.9         11.1       11.7          7.9
                                                           -----        -----      -----        -----
Net loss................................................   (61.5)%      (47.8)%    (66.0)%      (58.6)%
                                                           =====        =====      =====        =====

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues. Revenues increased 199.8% to $16.5 million for the three months ended September 30, 2000 from $5.5 million for the three months ended September 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the three months ended September 30, 2000 and 1999, excluding revenues attributable to Jupiter Communications. Sales of customized products and services and the inclusion of $2.5 million in revenues attributable to Jupiter Communications for the ten-day period following the completion of the merger on September 20, 2000, accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers including new customers as a result of our international growth, an increase in the amount of products and services sold to our customers and the inclusion of revenues attributable to Jupiter Communications.

     Costs of Revenues. Excluding the operations of Jupiter Communications, costs of revenues consist primarily of costs associated with the recruitment and maintenance of the panel, data collection and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $11.7 million for the three months ended September 30, 2000, or 70.7% of revenues. Gross profit was $2.5 million for the three months ended September 30, 1999, or 46.1% of revenues. The increase in gross profit as a percentage of revenues for the three months ended September 30, 2000 over the prior period was due to an increase in revenues, partially offset by costs related to recruiting panels and other start up costs in connection with our international operations.

     Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $5.2 million for the three months ended September 30, 2000, or 31.3% of revenues. Research and development costs were $1.4 million for the three months ended September 30, 1999, or 24.6% of revenues. The increase in research and development costs as a percentage of revenues for the three months ended September 30, 2000 was due primarily to increases in research and development personnel and consulting costs, including costs relating to our new on-line meter, data warehouse and client interface system which were introduced during the second quarter of 2000.

     Sales and Marketing. Sales and marketing costs consist of salaries, bonuses, commissions, travel and expenses, promotional costs and other costs incurred in marketing and selling our products and services. Sales and marketing costs were $6.3 million for the three months ended September 30, 2000, or 38.5% of revenues. Sales and marketing costs were $2.2 million for the three months ended September 30, 1999, or 40.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel both in the United States and abroad, as well as additional marketing costs. The inclusion of Jupiter Communications for the ten-day period following the merger resulted in an additional $700,000 in sales and marketing expenses.

     General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $3.9 million for the three months ended September 30, 2000, or 23.8% of revenues. General and administrative costs were $1.7 million for the three months ended September 30, 1999, or 30.8% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate. The inclusion of Jupiter Communications for the ten-day period following the merger resulted in an additional $611,000 in general and administrative expenses, which was 24.3% of Jupiter Communications' revenues.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $329,000 for the three months ended September 30, 2000 and $554,000 for the three months ended September 30, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

     Amortization of Intangibles. Amortization charges of $8.1 million for the three months ended September 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic. Also included is an amortization amount of $2.2 million, which represents the amortization amount for the ten-day period following the merger with Jupiter Communications, based on total goodwill and other intangibles of $393.4 million.

     Loss from Operations. Loss from operations was $12.3 million for the three months ended September 30, 2000, or 74.4% of revenues, and $4.0 million for the three months ended September 30, 1999, or 73.6% of revenues. Loss from operations in terms of absolute dollars was higher in the three months ended September 30, 2000 due to the continued expansion of our business in the United States and internationally and the amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in the amortization of intangibles from the AdRelevance, MMXI Nordic and Jupiter Communications acquisitions, offset by an increase in revenues relative to the increases in costs of revenues and operating costs. We expect these losses to continue as our business continues to expand both in the United States and internationally over the next few quarters.

     Interest and Other Income, net. Interest and other income, net of interest expense, was $1.5 million, or 8.9% of revenues, for the three months ended September 30, 2000 as compared to $609,000 for the three months ended September 30, 1999, or 11.1% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues. Revenues increased 203.9% to $39.3 million for the nine months ended September 30, 2000 from $12.9 million for the nine months ended September 30, 1999. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the nine months ended September 30, 2000 and 1999. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of our customers including new customers as a result of international growth, and an increase in the amount of products and services sold to our customers. This amount also includes $2.5 million in revenues attributable to Jupiter Communications for the ten-day period following the completion of the merger on September 20, 2000.

     Costs of Revenues. Gross profit was $25.4 million for the nine months ended September 30, 2000, or 64.5% of revenues. Gross profit was $6.1 million for the nine months ended September 30, 1999, or 47.4% of revenues. The increase in gross profit as a percentage of revenues for the nine months ended September 30, 2000 over the prior period was due to an increase in revenues, partially offset by costs related to recruiting panels and other start up costs in connection with our international operations.

     Research and Development. Research and development costs were $11.6 million for the nine months ended September 30, 2000, or 29.6% of revenues. Research and development costs were $3.0 million for the nine months ended September 30, 1999, or 23.4% of revenues. The increase in research and development costs as a percentage of revenues for the nine months ended September 30, 2000 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new data warehouse and client interface system which were introduced during the second quarter of 2000.

     Sales and Marketing. Sales and marketing costs were $15.9 million for the nine months ended September 30, 2000, or 40.4% of revenues. Sales and marketing costs were $5.4 million for the nine months ended June 30, 1999, or 41.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel both in the United States and abroad, as well as additional marketing costs. The inclusion of Jupiter Communications for the ten-day period following the merger resulted in an additional $700,000 in sales and marketing expenses.

     General and Administrative. General and administrative costs were $10.7 million for the nine months ended September 30, 2000, or 27.2% of revenues. General and administrative costs were $4.0 million for the nine months ended September 30, 1999, or 31.2% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities. The decrease in general and administrative costs as a percentage of revenues was due primarily to revenues increasing at a greater rate. The inclusion of Jupiter Communications for the ten-day period following the merger resulted in an additional $611,000 in general and administrative expenses.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $652,000 for the nine months ended September 30, 2000 and $858,000 for the nine months ended September 30, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

     Amortization of Intangibles. Amortization charges of $19.3 million for the nine months ended September 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic. Also included is an amortization amount of $2.2 million, which represents the amortization amount for the ten-day period following the completion of the merger with Jupiter Communications, resulting in total goodwill and other intangibles of $393.4 million. Amortization charges of $2.2 million for the nine months ended September 30, 1999 represent the amortization of RelevantKnowledge's panel and other intangibles acquired in that merger.

     Loss from Operations. Loss from operations was $32.8 million for the nine months ended September 30, 2000, or 83.5.% of revenues, and $9.4 million for the nine months ended September 30, 1999, or 72.7% of revenues. Loss from operations in terms of absolute dollars was higher in the nine months ended September 30, 2000 due to the continued expansion of our business in the United States and internationally and amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in the amortization of intangibles from the AdRelevance, MMXI Nordic and Jupiter Communications acquisitions, offset by an increase in revenues relative to the increases in costs of revenues and operating costs.

     Interest and Other Income, net. Interest and other income, net of interest expense was $4.6 million, or 11.7% of revenues, for the nine months ended September 30, 2000 as compared to $1.0 million for the nine months ended September 30, 1999, or 7.9% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

     Minority Interests. Minority interests increased from $806,000 for the nine months ended September 30, 1999 to $2.3 million for the nine months ended September 30, 2000 because of expansion of international operations in which we have partners with minority interests.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, RelevantKnowledge's cash on hand at the time of the merger, Jupiter Communications' cash on hand at the time of the merger, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, we sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to us were $75.8 million, and net proceeds to us were $71.1 million.

     Net cash used in operating activities was $13.8 million for the nine months ended September 30, 2000, compared to $6.6 million for the nine months ended September 30, 1999. The variance for 2000 compared to 1999 was primarily due to the net repayment of $4.4 million to NPD during 1999 for services performed under a management agreement, offset by additional operating expenses primarily related to expansion of operations and new product development. Our operating expenses will continue to increase due to increased costs related to our domestic and international expansion, including costs associated with new leased space.

     Net cash generated from investing activities was $16.8 million for the nine months ended September 30, 2000, compared to net cash used of $25.1 million for the nine months ended September 30, 1999. The positive cash flow can be attributed to the completion of the merger with Jupiter Communications, which furnished $44.2 million in cash. This was offset by the purchase of marketable securities for $7.1 million and property, plant and equipment for $13.8 million.

     Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2000, compared to $45.9 million for the nine months ended September 30, 1999. Cash provided by financing activities for 2000 primarily relates to proceeds received from contributions from our partners related to our international operations and the exercise of stock options. Cash provided by financing activities for 1999 primarily relates to proceeds received from our public offerings of our common stock.

     As of September 30, 2000, we had $104.1 million of cash and cash equivalents and $22.1 million of marketable securities. As of September 30, 2000, our material capital commitments consisted of improvements to our additional leasehold space, which we anticipate to be approximately $5 million.

     We expect to invest at least an additional $20 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We currently anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, and therefore have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a worldwide basis through our international subsidiaries. As we continue to expand globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expenses in the foreign subsidiaries' local currency.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

  There is limited information upon which you can evaluate our business.

     We have been in operation since 1996 as an entity independent from The NPD Group, Inc. In addition, AdRelevance began selling its products and services in the fall of 1999 and many of the research services and conferences offered by Jupiter Communications were first introduced in 1999 and 2000. As a result, we have a limited operating history upon which you can evaluate the combined business and the products and services to be offered by Jupiter Media Metrix. Due to this limited operating history, it is difficult or impossible for us to predict future results of operations. Moreover, any evaluation of our business and prospects must be made in light of the risks and uncertainties frequently encountered by companies in new and rapidly evolving markets such as ours. Many of these risks and uncertainties are discussed elsewhere in this section. We cannot assure you that we will be successful in addressing all of these risks and uncertainties. Our failure to do so could cause our business and financial results to suffer.

WE HAVE A HISTORY OF OPERATING LOSSES WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to attract and retain qualified personnel, to expand into international markets and to otherwise grow our business. As a result, we incurred net losses of approximately $25.9 million in the nine months ended September 30, 2000.

     We intend to invest heavily in new products and services, technology improvements and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. Although our revenues and the number of our clients have continued to increase, we may not be able to continue to effectively expand our business. The number of clients or the number of products and services for which our clients subscribe may grow more slowly than we anticipate or may decrease in the future. In addition, even if we become profitable, we may not be able to sustain profitability or increase our profits on a quarterly or annual basis in the future.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER.

     Our revenues, expenses and operating results have varied from quarter to quarter. Our operating results may continue to vary as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

     - the level and timing of new business and renewals of subscriptions to our products and services;

     - the announcement or introduction of new products and services by us or our competitors;

     - price competition;

     - the amount and timing of costs relating to changes in the size or composition of our panels;

     - the amount and timing of operating costs and capital expenditures relating to the expansion of our business, particularly our planned international expansion;

     - the timing of our Internet conferences; and

     - the timing of acquisitions and the impact on our operations and our operating results.

     Due to all the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

WE DEPEND ON INCREASED SALES OF, AND HIGH RENEWAL RATES FOR, OUR
SUBSCRIPTION-BASED PRODUCTS AND SERVICES.

     Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we have experienced high renewal rates for our online measurement and research products. We cannot assure you, however, that we will continue to experience high renewal rates. Our subscription renewal rates may decline as a result of a consolidation in our customer base or if a significant number of our customers cease operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage or sales decline, it could have a material adverse effect on our business, results of operations and financial condition.

THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS SUBJECT TO RAPID CHANGE AND EVOLVING INDUSTRY STANDARDS.

     To date, no Internet audience measurement service has been adopted as the universally accepted standard. As a result, some of our existing and potential customers may challenge or refuse to accept our audience measurement reports. Our customers may also be dissatisfied with our methodology for measuring Internet audiences or may feel that our panels are not representative of Internet users. Furthermore, it is possible that another Internet audience measurement service could be adopted as the industry standard. Several key industry organizations, including the Internet Advertising Bureau, the Media Ratings Council, the Advertising Research Foundation and FAST Forward, have initiatives focusing on appropriate standards for Internet audience measurement. Our products and services may ultimately not comply with recommended industry guidelines if we determine that compliance would not be economically feasible or otherwise not consistent with our business strategy. To the extent that our measurement approach diverges from the course of action recommended by some or all of these trade groups, our business, results of operations and financial condition could be materially and adversely affected.

     In addition to the lack of a universally accepted standard, the audience measurement business is characterized by rapidly changing technology, numerous competitive products and services and shifting customer demands and needs. As a result, our future success in this field depends on our ability to adapt to rapidly changing technologies, including the tracking of Internet usage through new technologies, and to improve the features, reliability and timeliness of our product and service offerings in response to competitive product and service offerings. In addition, the widespread adoption of new Internet networking technologies could require us to expend substantial amounts of capital to change our services or technology infrastructure, thereby increasing the costs of operating our business. We cannot assure you that we will be able to continue to offer Internet audience measurement services that satisfy all the information needs of our existing and potential clients.

OUR RESEARCH AND EVENTS BUSINESSES MAY SUFFER IF WE ARE UNABLE TO ANTICIPATE MARKET TRENDS OR IF WE FAIL TO PROVIDE INFORMATION THAT IS USEFUL TO OUR CLIENTS.

     The success of our research and events businesses depend in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries, as well as our ability to provide this information in a timely and cost-effective manner. Internet commerce is relatively new and is undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, the formation of numerous new companies and high rates of growth. Because of these rapid and continuous changes in the Internet commerce markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. If our predictions or projections prove to be wrong, or if we are unable to continually update our information, our reputation may suffer and demand for our research products and services may decline. In addition, many companies have not embraced the use of the Internet as a medium for commerce and are unclear as to how to allocate corporate resources effectively. As a result, some companies may conclude that our research products are not useful to their businesses. If we are unable to continue to provide credible and reliable information that is useful to companies engaged in Internet commerce, or to provide this information in a timely manner, our business and financial results will suffer.

OUR BUSINESS MAY SUFFER IF ONLINE ADVERTISING DOES NOT CONTINUE TO GROW.

     Our AdRelevance unit specializes in the automated retrieval and delivery of online advertising data. In addition, many of our research and measurement products and events are focused on the growth and effectiveness of online advertising. As a result, our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market, however, is relatively new and rapidly evolving, and there is significant uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective for promoting their products and services as compared to traditional advertising. In addition, most current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. We cannot assure you that the market for Internet advertising will continue to grow at the rate it has over the past few years. If the market for Internet advertising does not continue to grow or grows more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our growing number of conferences. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increase competition for our conferences or if we are unable to attract prominent speakers, the growth of our conference business will be hindered. Our business and financial results may also suffer if we are forced to cancel any conferences as a result of inclement weather or some other unexpected event.

OUR BUSINESS MAY SUFFER IF THE USE OF THE INTERNET AS A COMMERCIAL MARKETPLACE DOES NOT CONTINUE TO GROW.

     Our future success depends on the continued growth of the Internet as a viable commercial medium. However, the continued growth of the Internet as a widely-used medium for commerce and communication is uncertain, and this growth may be inhibited for a number of reasons, including:

     - inadequate network infrastructure;

     - unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

     - security and authentication concerns with respect to the transmission of confidential information, such as credit card numbers, over the Internet;

     - privacy concerns, including those related to the ability of Web sites to gather user information without the user's knowledge or consent;

     - significant uncertainty about the demand and market acceptance for Internet advertising and the lack of standards to measure the effectiveness of Internet advertising; or

     - lack of availability of cost-effective, high-speed service.

 The markets in which we operate are highly competitive, and such competition is likely to increase in the future.

     Each of the markets in which we operate are highly competitive. In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen/NetRatings, that competes directly with many aspects of our audience measurement services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen/NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. We also face competition internationally from NetValue, a French company which has begun providing audience measurement services in Europe and the United States.

     We also compete indirectly with operators of site-centric and other consumer-centric measurement systems. Site-centric measurement systems measure audience visits at a specific Web site by monitoring the Web site's server. Consumer-centric systems measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us.

     In the market for Internet commerce-related research products and services, our principal competitor is Forrester Research, Inc. Numerous other companies compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies. We also face strong competition in the business of producing conferences related to Internet commerce, and an increasing number of companies are sponsoring these conferences in the United States and abroad. These competitors include publishing and media companies, research providers, financial services companies and consulting firms and companies which focus solely on the production of conferences.

     We expect competition to increase because of the business opportunities presented by the growth of Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet activity or because some of our competitors may be able to provide additional or complementary services, such as consulting services. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions.

     Our current and potential competitors include companies that may have greater financial, information gathering and marketing resources than we have. This may allow them to devote greater resources than we can to the promotion of their brand and to the development and sale of their products and services. We cannot assure you that we will be able to compete successfully against current and future competitors.

  We face many challenges as we continue to expand internationally.

     Our current strategy includes further expansion of our measurement services and research products, as well as our Internet conferences, outside of the United States. Our expansion into international markets, however, requires significant management attention and resources and may negatively impact our near-term results of operations. For example, the international markets for audience measurement services have historically been extremely localized and difficult to penetrate. As a result, the costs of establishing and maintaining panels in foreign countries has been and will continue to be substantial. We cannot assure you that we will be able to develop new products and services based on data obtained in those markets or that there will be sufficient client demand for these measurement products. In addition, we cannot assure you that there will be sufficient demand for our research products and conferences in some of the international markets in which we promote such products and events.

     Our success in penetrating markets outside of the United States also depends heavily on our continued ability to develop and to maintain strategic relationships with local audience measurement or marketing research companies, as well as local distributors for our research services. These companies assist us in recruiting and maintaining measurement panels, controlling costs and managing our international operations and marketing and selling products and services. Recruiting international partners may become increasingly difficult as competition in the international markets increases. If we do not succeed in attracting or retaining our strategic partners or distributors in markets outside the United States, our business, financial condition and results of operations could be materially adversely affected.

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

  We may not be able to attract and retain experienced personnel.

     Our success depends in large part on the continued contributions of our senior management team, research analysts, sales representatives and technical personnel. However, we face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. To the extent that we are unable to retain our existing management, research analysts, sales representatives or technical personnel, or attract additional personnel that our critical to the operation of our business, our business and financial results may suffer.

  We may not be able to protect and enforce our intellectual property rights.

     We regard the protection of our patents, copyrights, service marks, trademarks and trade secrets as important to our future success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States.

     We seek to obtain the issuance of patents for our technology, and the registration of our material trademarks and service marks, in the United States and in selected other countries. We cannot assure you, however, that all of our pending or future patent or trademark applications and registrations will be issued or granted, or that our patents and trademarks will be upheld as valid if they are subjected to a challenge. In September 2000, we filed a patent infringement lawsuit against PC Data, alleging that the use of their technology infringes on the patent that we received covering our metering methodology. We cannot assure you that we will prevail in this litigation.

     Other parties may assert claims against us that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them. Our use of the brand name "Media

Metrix" in Europe has been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Rather than engage in a protracted dispute, we have elected to have our European joint venture conduct business under the name "MMXI Europe". Mediametrie has also challenged our use of the domain name "mediametrix.com".

     Any infringement or related claims, even if not meritorious, could be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant rights or the ability to operate parts of our business.

  We may not be successful in effectively promoting our brand names.

     We believe that maintaining and strengthening our brands is an important aspect of our business. Our brand names, including "Jupiter Media Metrix", "Media Metrix", "Jupiter", "AdRelevance" and "Jx Intelligence" are critical in our efforts to attract clients and attendees to our conferences. We believe that the importance of brand recognition will increase due to the increasing number of competitors entering the market for Internet audience measurement and research services. Our ability to promote and position our brands depends largely on:

     - the success of our marketing efforts;

     - our ability to provide our customers with high quality products; and

     - our ability to secure rights to our brand names in the major markets in which we will be active.

     As described above, our use of the brand name "Media Metrix" in Europe has been challenged by Mediametrie, S.A., a French company that measures audiences of various media. We cannot assure you that we will not have any future disputes with Mediametrie, or any other companies, with respect to the use of any of our brand names.

     To promote our brands in response to competitive pressures, we may find it necessary to increase our marketing budget or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands, or incur excessive expenses attempting to promote and maintain our brand, our business, results of operations and financial condition will be materially adversely affected.

 Disruption of our web sites or services due to security breaches and system failures could harm our business and result in client cancellations.

     The success of each of our businesses depends on the efficient and uninterrupted operation of our computer and communications systems. Our measurement services depend on systems that accurately track and monitor Internet usage and activity and the unimpeded processing of large quantities of data. In addition, many research services clients pay us so that their employees can read our research solely on our Web sites and many of our research products are being increasingly delivered via the Web. Furthermore, the operation of our business is heavily dependent on systems and networks that connect numerous offices spread around the world. Our infrastructure and the infrastructure of our service providers, however, are vulnerable to security breaches, computer viruses or similar disruptive problems. These systems are also subject to telecommunications failures, power loss and various other system failures. Any failure of our current or future systems or networks, whether intentional or accidental, could impede the processing of data, the delivery of our products and services, the operation of our Web sites and the day-to-day management of our business. As a result, these failures could cause some of our clients to discontinue purchasing some of our products and services, prevent clients from purchasing our products and services or attending our events and harm our business reputation.

     In addition, as our company continues to grow and offer additional products and services around the world, we will need to expand our systems to accommodate increased data and service additional employees. This could lead to systems failure or to a corruption of our data and could have a material adverse effect on our business, results of operations and financial condition.

  We depend on our key personnel.

     Our future success depends on the continued services and on the performance of our senior management and other key employees, in particular the services of Tod Johnson, our Chief Executive Officer; Gene DeRose, our President and Chief Operating Officer; Mary Ann Packo and Kurt Abrahamson, our Group Presidents and Jean Robinson, our Chief Financial Officer. Mr. Johnson also serves as the Chief Executive Officer of NPD. Mr. Johnson has spent a substantial portion of his time on our matters and we anticipate that he will continue to do so. However, he will not be able to devote all of his time to our affairs. As a result, Mr. Johnson's other responsibilities could divert his attention from our affairs.

     The loss of the services of any of our key employees could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any "key person" life insurance policies.

  We may not be able to effectively manage our internal growth.

     We are currently experiencing a period of rapid expansion. We anticipate that future expansion will be necessary in order to grow our business and to take advantage of new opportunities in the markets for Internet measurement services and Internet commerce-related research products and services. In order to succeed, we may need to attract and hire additional research, sales, technical, administrative, operations and management personnel. We may also continue to open additional offices in foreign countries. We cannot assure you that current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we fail to effectively manage our internal growth, our business, results of operations and financial condition could be materially adversely affected.

  We may fail to realize the anticipated benefits of our recent merger with Jupiter Communications.

     The success of our recent merger with Jupiter Communications will depend, in part, on our ability to take advantage of the opportunities and synergies from combining Media Metrix and Jupiter Communications. To realize the anticipated benefits of this combination, we will have to:

     - Effectively combine and leverage Media Metrix' audience and advertising measurement services with the research and events businesses of Jupiter Communications;

     - Successfully increase revenues from the cross-promotion and sales of the existing products and services of Media Metrix and Jupiter
       Communications;

     - Sucessfully realize revenues from new products and services;

     - Effectively and efficiently integrate the policies, technology infrastructure, procedures and operations of Media Metrix and Jupiter Communications; and

     - Successfully retain key employees and attract additional experienced personnel to the combined company.

     If members of our management team are not able to develop strategies and implement a business plan that achieves these objectives, the anticipated benefits of the merger may not be realized. In addition, we may incur unanticipated expenses in integrating the businesses of Jupiter Communications and Media Metrix. If we do not successfully integrate Media Metrix and Jupiter Communications, or if we incur increased expenses in integrating the two companies, our business and financial results may suffer and the price of our common stock could decline.

  We may fail to successfully integrate future acquisitions.

     If appropriate opportunities present themselves, we intend to acquire other complementary businesses, technologies, services or products. We cannot assure you, however, that we will be able to complete future acquisitions successfully or to effectively and efficiently integrate an acquired entity with our current business. In addition, the key personnel of an acquired company may decide not to work for us. As a result, these difficulties could disrupt our current business, distract our management and employees, increase our expenses and adversely affect our financial results. Furthermore, we may incur debt or issue equity securities to pay for future acquisitions. The issuance of equity securities could be dilutive to our existing shareholders' interests.

  We rely on technology licensed from others.

     We rely on technologies that we license from third parties. We cannot assure you that these licenses will not infringe on the proprietary rights of others. Moreover, these third party technology licenses may not continue to be available to us on commercially reasonable terms, if at all. As a result, we may need to substitute technology of lower quality or performance standards or at greater cost.

 We may be exposed to possible liability for information that we publish or disseminate, as well as for supplying inaccurate information to our clients.

     As a publisher and distributor of original research, market projections and measurement reports, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, and other legal theories based on the publication or distribution of this information. Claims of this kind, whether brought in the United States or abroad, would likely divert management time and attention and could result in significant cost to investigate and defend, regardless of the merit of any of these claims. The filing of any such claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims.

     We may also face liability for information that we supply to customers if the information is inaccurate. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement or research methodologies or databases could have a material adverse effect on our ability to attract new customers and retain existing customers. Any liabilities which we may incur because of irregularities or inaccuracies in the data we supply to our customers could materially adversely affect our business, results of operations and financial condition.

  We face risks related to the storage of personal information about our panelists.

     We do not attempt to capture information regarding our panelists' banking, credit card or password data. This information, however, may come into our possession. Our panel data are released only in an aggregated format or in a form not identifiable on an individual basis. However, if someone penetrates our network security or otherwise misappropriates sensitive data about our panelists, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as unauthorized marketing purposes. These claims could result in litigation and could have a material adverse effect on our business, results of operations and financial condition.

  We face risks associated with potential governmental regulation.

     Laws and regulations regarding Internet usage and commerce in the United States and abroad could decrease the acceptance of the Internet as a commercial medium and result in decreased demand for our products and services. However, due to the increasing popularity of the Internet, governmental bodies both in the United States and abroad are becoming more focused on adopting and proposing legislation specifically related to the Internet, covering issues such as user privacy, content restrictions, taxation, advertising, intellectual property matters and information security. The nature and effect of any recently adopted or proposed legislation or regulation cannot be fully determined. Any new legislation or regulation could have a material adverse effect on our business, results of operations and financial condition.

     Several states have proposed legislation that would limit the uses of personal user information gathered using the Internet. These regulations have required proprietary on-line service and Web site owners to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of user information. Because all of our panelists consent to the retrieval of their personal data, to date these regulations and proceedings have not materially impacted our operations.

     Changes to existing laws or the passage of new laws could, among other things:

     - create uncertainty in the marketplace that could reduce demand for our services;

     - limit our ability to collect and to use data from our panels;

     - increase the cost of doing business as a result of litigation costs or increased service delivery costs;

     - decrease the efficacy of Internet advertising or impede AdRelevance from gathering data for our advertising tracking services; or

     - in some other manner have a material adverse effect on our business, results of operations and financial condition.

  Our executive officers and directors have substantial control over our affairs.

     Our executive officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 24% of our common stock as of October 31, 2000. In particular, The NPD Group, Inc. which is controlled by Tod Johnson, our Chairman and Chief Executive Officer, owned approximately 12% of our outstanding common stock as of October 31, 2000.

     These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

  We cannot predict our future capital needs, and we may not be able to secure additional financing.

     We may need to raise additional funds in the future to fund our domestic and international operations, to expand or enhance the range of products and services we offer or to respond to competitive pressures and/or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available when required or on acceptable terms, the growth of our business may be hindered and our business and financial results may suffer.

  Our stock has experienced, and may continue to experience, price and volume fluctuations.

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

  We have anti-takeover provisions which may make it difficult for a third party to acquire us.

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our common stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through September 30, 2000, proceeds were applied as follows:

     - $4.8 million towards the redemption of our redeemable preferred stock from NPD;

     - $36.3 million for working capital purposes;

     - $5.7 million for the Internet audience measurement business operated by SIFO Group AB in Sweden; and

     - the remainder has been invested in short term, investment grade securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the stockholders of Media Metrix was held on September 20, 2000. The purpose of the meeting was to consider and vote on the following proposals:

          1. to approve a proposal to amend the certificate of incorporation of Media Metrix to (i) change the name of Media Metrix to Jupiter Media Metrix, Inc. and (ii) to increase the authorized number of shares of Media Metrix common stock from 60,000,000 to 150,000,000 shares.

          2. to approve the proposed issuance of shares of Media Metrix common stock in the merger of MMX Acquisition Corp., a wholly owned subsidiary of Media Metrix, with and into Jupiter Communications, Inc. in accordance with the Agreement and Plan of Merger, dated as of June 26, 2000, among Media Metrix, MMXI Acquisition Corp. and Jupiter Communications, as amended.

          3. to approve an amendment to the Media Metrix 2000 Equity Incentive Plan to increase the maximum number of shares of Media Metrix common stock available for issuance in calendar year 2000 under the plan from 2,000,000 to 4,000,000, to increase the maximum amount of the annual increase in shares available for issuance under the plan from the lesser of 1,000,000 shares or 4% of the outstanding shares to the lesser of 2,000,000 shares or 4% of the outstanding shares, and to increase the maximum number of shares available for issuance during the term of the plan from 6,000,000 to 12,000,000.

          4. to approve an amendment to the Media Metrix 2000 Employee Stock Purchase Plan to increase the maximum number of shares of Media Metrix common stock available for issuance under the plan from 100,000 to 2,000,000.

     The results of the voting on each of the proposals set forth above is as follows:

          1. Proposal No. 1 was approved with 13,131,562 shares cast in favor of the proposal, 19,814 shares cast against the proposal and 319,183 abstentions;

          2. Proposal No. 2 was approved with 13,115,832 shares cast in favor of the proposal, 33,444 shares cast against the proposal and 321,283 abstentions;

          3. Proposal No. 3 was approved with 10,100,499 shares cast in favor of the proposal, 3,041,498 shares cast against the proposal and 328,562 abstentions;

          4. Proposal No. 4 was approved with 12,891,938 shares cast in favor of the proposal, 249,141 shares cast against the proposal and 329,480 abstentions;

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

       27  Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

         Current Report on Form 8-K, dated September 22, 2000, relating to the merger between Media Metrix, Inc., MMX Acquisition Corp. and Jupiter Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JUPITER MEDIA METRIX, INC.

                                          By:        /s/ TOD JOHNSON
                                            ------------------------------------
                                            Tod Johnson
                                            Chairman and Chief Executive Officer

Dated: November 14, 2000

                                          By:       /s/ JEAN ROBINSON
                                            ------------------------------------
                                            Jean Robinson
                                            Chief Financial Officer

Dated: November 14, 2000