Form 10-K405
period 2000-12-31
JUPITER MEDIA METRIX INC
filed 2001-04-02
CIK 1039446

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-25943

                           JUPITER MEDIA METRIX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      11-3374729
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          21 ASTOR PLACE, 6TH FLOOR                                10003
                 NEW YORK, NY                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 780-6060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------  -----------------------------------------
       None

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR OTHER INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     As of March 15, 2001, there were 35,434,655 shares of the registrant's Common Stock, $.01 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $127,137,028 (based on the last reported sale price on the NASDAQ National Market on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2001, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT JUPITER MEDIA METRIX AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. JUPITER MEDIA METRIX UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Jupiter Media Metrix, Inc. is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our business units include Media Metrix, Jupiter Research, AdRelevance and Jupiter Events. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelelvance specializes in the automated retrieval and delivery of online advertising data. Jupiter Events hosts conferences focusing on the global digital economy.

     All of our products and services are designed to assist companies in making critical business decisions and in utilizing Internet technologies to more effectively operate their businesses. Clients utilize our research and data products to define business opportunities and competitive threats; analyze technology adoption and usage; prioritize new business initiatives; identify potential partners and alliances; evaluate and manage vendors; buy, sell and plan advertising; and track audience behaviors. We have a highly diversified and global client base, including large and small companies in the media, technology, financial services, advertising, consumer products, retail, travel and professional services industries. As of December 31, 2000, we had over 2,300 client contracts for our research and measurement products. We provide our research and measurement products primarily through annual subscriptions, and we currently deliver our products primarily over the Internet.

     We have rapidly expanded our business outside the United States in order to establish our products as the global standard for digital media measurement and to become the premier worldwide resource for analysis of the Internet economy. We believe our Media Metrix products currently provide data covering over 90 percent of Internet usage worldwide and our Jupiter Research products currently provide analysis on the top Internet commerce markets as measured by the total number users. We currently manage panels in 14 countries and conduct research covering 16 countries. In many of these countries and regions, we have aligned ourselves with the leading media research and marketing information service companies. These alliances provide us with industry information, client prospects, research and panel expertise, as well as public relations and marketing initiatives.

     Our principal executive offices are located at 21 Astor Place, New York, New York 10003, and our telephone number is 212-780-6060. Jupiter Media Metrix, Jupiter(R), Media Metrix(R), MMXI, JMXI, PC Meter, RelevantKnowledge, e-Trends, The Power of Relevant Knowledge, MyMetrix, AdRelevance, JxNetworks and the Jupiter Media Metrix logo are trademarks of Jupiter Media Metrix. Any other trademark, trade name or service mark of any other company appearing in this document belongs to its holder.

PRODUCTS, SERVICES AND METHODOLOGY

     Our measurement and research products and services are designed to enable companies to make intelligent business decisions about Internet commerce and consumer and business use of the Internet and related technologies.

  Audience Measurement Products and Services

     Our principal audience measurement products and services are derived from data collected from our panels and stored in our core databases, which we use to produce our syndicated and custom Internet audience measurement reports and services. The Jupiter Media Metrix panel is a high quality, representative sample of personal computer users, including at-home and at-work users. We recruit panelists by random digit dial (RDD) telephone solicitation. We also use direct mail to reach individuals within the RDD sample frame. The panel currently consists of over 50,000 individuals under continuous measurement in the United States and over 50,000 individuals under continuous measurement beyond U.S. borders. In connection with our panel recruitment process, each panelist is required to fill out a detailed questionnaire, providing background demographic information including age, gender, household income, geographic location, level of education, size of household and job classification.

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

     We began introducing a new version of our metering software in August 1999. The new meter captures additional details of Internet usage to accurately report audience behavior of emerging media such as streaming audio and video. This version also provides real time transmission of data on usage. Our audience measurement operations worldwide currently use the new meter. The latest version of our meter also allows us to automatically update the software via the Internet, with no action required on the part of our panelists. We also collect data via questionnaires distributed through direct mail and over the Web. We utilize our own software to collect information on hardware configurations and software installations of our panelists.

     The statistical quality of the information that we collect is a function of minimizing both sampling error and measurement error. Sampling error is a function of the size and quality of the sample. Measurement error is a function of the scope of the universe under measurement and the quality of our meter for comprehensive data collection. We minimize sampling error by maintaining a large panel. We minimize measurement error by measuring all Internet usage, including the Web, proprietary online services, like America Online, and all other activity on our panelists' personal computers.

     Once the meter has collected the data from a panelist's personal computer, data are transmitted to our offices for processing via automatic transfer over the Web. Data are then combined with those of all the other panelists. The data are then used to construct several databases, which we use to provide our reports. We deliver our reports in one or more of the following formats: via proprietary Web-based delivery systems; e-mail; computer disk or hard copy.

     Our current syndicated audience measurement product offerings consist of the following:

     - Digital Media Ratings. Our syndicated audience measurement product contains several components. Key Measures provides measures, such as unique visitors and visitor demographic information, for all reportable Web sites categorized within major sectors. Trends provides information on trends within the major sectors in a Key Measures report over six month and three month periods. Finally, Online Services provides measurement of audience usage of and audience demographics for proprietary online services, like America Online or ICQ.

     - Local Markets. We track national and local market reach, demonstrating how national and local Web sites perform within each of the 38 top local markets.

     - Consumer Commerce. Our Q-Metrix Report provides information linking our metered Internet usage behavior to consumer media habits, product and service usage, lifestyle characteristics and demographics including banking and credit card activity, Internet shopping behavior, television viewing habits and hobbies. The Online Shopping Report tracks online shopping activities across more than 500 Internet sites within 18 categories, as well as the AOL Shopping Channel. Key measures include the number of repeat shoppers and the number of engaged shoppers, defined as shoppers who spend more than three minutes on a Web site. Shopper Referral Reports are custom reports on the sites that are delivering engaged shopper traffic to other sites.

     - Technology. We produce HardScan, SoftScan and SoftUsage Reports to provide details on hardware ownership, peripheral ownership, branding information, installed applications and system software, including Internet browsers and use of software applications. Additionally, the analyses contained in our Linkage Reports and U.S. Consumer PC Report provide a unique look at the relationships between hardware, software, media, ownership and usage.

     - Ad Networks. We provide detail on reach, frequency and demographic information across ad sales networks and other ad-supported networks like DoubleClick, 24/7 Media, Flycast, LinkExchange and AdSmart. The measures reported include the full network reach and reach of those Web pages where ads have been served.

  Research Services

     Our research services provide our clients with a wide range of proprietary research, data and advisory analysis and are structured as continuous analytical services. We have designed our research services to enable clients to make intelligent business decisions about Internet commerce and consumer and business use of the Internet and related technologies. These research products and services define business and strategic goals, identify revenue opportunities, evaluate business models, analyze marketing strategies, assess enabling technologies and provide advice on organizational structures and vendor selections.

     A key component of our research services is access to our research analysts for discussions and debate related to their research topics. Our clients typically seek advice or have questions regarding new business or marketing initiatives, best practices, new opportunities or competitive threats, market forecasts and/or the value of mergers and strategic partnerships. Clients may submit issues or questions initially to our dedicated client inquiry staff via telephone or e-mail. The client inquiry staff, which consists of trained research professionals who are familiar with all of our research products and services, coordinates the responses and actively manages access to the analysts. Based on their subscription level, clients will receive access to our analyst reports; password-only access to current research and a full-searchable archive; access to our research analysts for discussion, debate and additional advice; the ability to participate in customized presentations by our leading analysts; and conference passes. Clients may access our research analysts or may purchase our research reports separately.

     We continually evaluate the market demand for additional research services. We also seek out and receive input from our research analysts, the sales representatives who are in constant contact with existing and potential clients and our marketing staff as to the demand for specific research and our ability to provide coverage. We also examine a variety of empirical data, including breadth of applicability, uniqueness of the offering, competitive value and ease of communication.

     Our research services are generated by a skilled team of research professionals, including research analysts and an independent data research group, as well as additional support staff to handle client inquiries. As of March 15, 2001, we employed a total of 143 research professionals, including 78 analysts. The knowledge and experience of our research professionals, particularly our analysts, are the crucial elements in our ability to provide high-quality, timely and original research. Our analysts have extensive industry experience and varied backgrounds. We recruit them from a number of different industries, including management consulting and research firms, financial services, publishing, entertainment and advertising. We believe that the diverse backgrounds and experiences of our analysts allow us to provide original and prescriptive research and analysis which frequently challenges the conventional wisdom and viewpoints promoted by others.

     Our research methodology enables us to deliver compelling, data-driven and timely analysis across all of our research services. We support our research professionals with in-house primary research tools and proprietary databases. Our dedicated data research group delivers innovative survey design, sample building and data weighing and processing. This group provides each of our reports with rigorously tested hypotheses that yield action-oriented analysis. Our data analysis employs a wide set of data-gathering tools, including the following:

     - Market Forecasting. We build complex econometric models to capture current online activity and forecast user participation, costs and revenue. These models define key growth levers, market drivers and market inhibitors, providing clients with a clear analytical framework for considering upcoming changes in their business sector.

     - Primary Consumer Research. We conduct our primary research in alliance with The NPD Group, Inc., a leading provider of market research. By accessing an NPD panel of approximately 600,000 online households, we regularly contact consumer households to assess technology trends. In addition, we regularly commission research surveys and conduct research surveys throughout the world.

     - Customer Valuation Models. Our analysts construct scenario-driven models for measuring the lifetime value of interactive consumers. These models provide our analysts with the necessary information to make recommendations and assist clients in identifying the ultimate value in acquiring and retaining visitors and customers.

     - Operational Benchmark Models. We develop models that determine the current and future costs, infrastructure needs, visit capacity, transaction volume and other operational metrics required to manage expected user demand. These models measure forecasted operational benchmarks for the industry and individual Web sites to help clients appropriately invest in building their interactive technology infrastructure.

     - Executive Surveys. We conduct dozens of formal surveys each year with top industry executives to explore their strategies, attitudes and intentions. These surveys evaluate industry trends and changes and provide our analysts with an important measure against which to test assumptions and hypotheses.

     - Web Site Functionality Data. Our analysts use WebTrack, a Jupiter-developed database, to measure the performance of various Web technologies and site features. Based on systematic quarterly research on nearly 300 consumer Web sites, WebTrack provides an overview of the distribution of technology services, content and functionality among these sites.

     - Case Studies. Through extensive interviews with industry executives, analysis of public documents and secondary research, we compile hundreds of case studies each year. These studies identify the strategic direction, strengths and weaknesses and key partnerships of major Internet commerce companies.

     All of our research products are subject to a stringent editorial and review process to ensure that every report is accurate, well-written and useful to our clients. We maintain consistency among the formats of our research reports across our research services so as to ensure clarity and readability by all of our clients. Each research topic is first subject to a series of discussions and meetings to define the scope of the topic, assess the relevance and importance of the research and highlight key themes and questions. Prior to publication, each research report is subject to ongoing review and comment from other analysts and research management.

  New Products and Services

     As a result of our merger with Jupiter Communications, Inc. in September 2000, the full spectrum of our proprietary audience measurement data is now analyzed by our Jupiter Research analysts to provide analysis and insights into the particular issues that companies face as the Internet transforms the markets in which they operate. These services are available to subscribers of our core research or measurement products and provide detailed measurement and commercial data, industry forecasts and benchmark studies to make key business decisions in a particular industry or competitive environment covering the automotive, banking, brokerage, consumer packaged goods, entertainment, health, music, retail and travel industries.

     In addition, we are now able to bundle our measurement and research products and services to enable our clients to develop effective business strategies and improved decision making. For example, we have recently begun to bundle our advertising and marketing products to provide marketing and branding analyst research with our online advertising tracking service. We believe these enhanced product offerings and services will enable us to provide greater value to our existing customers and will help us to attract new customers.

  Global Services

     Our global services products are available to subscribers of our core research or measurement products. We currently produce and develop research services and products with respect to the following countries and regions:
Canada, Denmark, Finland, France, Germany, Italy, Japan, Latin America, Norway, Spain, Sweden, and the United Kingdom, and we maintain measurement panels in Argentina, Brazil, Canada, Denmark, France, Germany, Italy, Japan, Norway, Spain, Sweden, Switzerland and the United Kingdom. These services identify market opportunities, competitive dynamics and consumer online behavior in various countries and regions. A critical component of these services are the consumer survey data and market forecasts that provide both domestic and foreign corporations the region-specific measurement and analysis required to make global strategic planning decisions.

  Advertising Measurement Products

     We offer advertising measurement products and services through our AdRelevance subsidiary. AdRelevance tracks competitive online advertising and advertiser data for eight broadly defined categories including automotive, computer hardware, computer software, telecommunications, financial services, travel, eRetailing and ePublishing. We currently report on over 340,000 unique advertisements and 30,000 advertisers.

     The AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions, sponsorships, text links and rich media. AdRelevance's intelligent agent technology searches over 5,000,000 URL's daily and continuously evaluates more than 500,000 unique web pages to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified and statistically analyzed.

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

  Events and Conferences

     We produce a wide range of conferences which provide comprehensive coverage of issues relating to Internet commerce. These conferences offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decisionmakers in the Internet and technology industries. Our events, which typically run for two to three days, provide an excellent opportunity to showcase our research and measurement products to current and potential clients, increase the public profile of our research analysts, generate favorable press and otherwise promote the Jupiter Media Metrix brand. Since approximately 70% of the attendees at our conferences are not clients of our research products and services, these events provide a unique opportunity to promote our research products and services to potential customers. Our conferences attract (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies.

  Customized Services, Reports and Analysis

     We leverage our vast database of information on Internet usage and technology usage to provide clients with a broad range of special measurement services, reports and analyses, including vertical market reports, site retention analyses, usage reports, site content reports, personal clickstream reports, traffic referral reports and site interaction reports.

     We also provide special research products and services to clients, including customized research reports. We publish individual research reports that are available for purchase through direct mail or on our Web site. Sales of these studies are an important way to expose new companies and executives to our research.

     Additionally, we perform customized, client-focused research projects relating to Internet commerce on a limited basis. These projects allow our clients to take advantage of the knowledge and experience of our research analysts and to develop structured, detailed responses to specific issues relevant to their business. Custom studies often form the basis to explore a new research service and, like our individual research reports, are an effective way to expose new companies and executives to our research products and services.

INTERNATIONAL OPERATIONS

     We believe that the ability to offer our measurement services and research products, as well as our Internet conferences, outside of the United States will be a critical element in the Internet measurement, analysis, intelligence and events markets. Having established our business models in the United States, we have continued to develop our international positioning.

     We have entered into a joint venture with two of the leading European media research and marketing information services companies, GfK AG (based in Germany) and Ipsos S.A. (based in France), to form MMXI Europe B.V. In connection with our acquisition of MMXI Nordic, Observer AB (formerly known as SIFO Group AB) (based in Sweden) became a shareholder in MMXI Europe. Under the umbrella of MMXI Europe, we have formed subsidiaries in each of the United Kingdom, France, Germany, Italy and Spain. Additionally, we have entered into a technology agreement under which we have contributed our technology to MMXI Europe for use in Europe, excluding Sweden, Denmark, Norway and Finland. Along with GfK and Ipsos, we also provide certain management services to MMXI Europe and each subsidiary of MMXI Europe.

     As described above, we completed the acquisition of the Internet audience measurement business operated by Observer AB in Sweden. The business has been operated pursuant to a license between us and Observer entered into in 1998 covering Sweden, Norway and Finland. The new company, MMXI Nordic, measures Internet audiences in Sweden, Norway, Finland and Denmark as a wholly owned subsidiary of Jupiter Media Metrix. As a part of this acquisition, we also acquired the site-centric measurement business operated by Observer, known as NetCheck. We have granted MMXI Europe an option to purchase MMXI Nordic from us at a future time.

     We have also entered into joint ventures with:

     - Market Intelligence Corporation (based in Tokyo, Japan) to own and operate Jupiter Media Metrix K.K. in Japan;

     - ComQUEST Research, Inc., a wholly owned subsidiary of BBM Bureau of Measurement, an industry co-operative owned by Canadian broadcasters, advertisers and advertising agencies, to launch Media Metrix Canada;

     - IHA Institut fur Marketanalysen, an affiliate of GfK, to form MMXI Switzerland GmbH, a Swiss company, where we, through MMXI Europe, have an option to purchase up to an additional 15% of the outstanding equity of MMXI Switzerland from IHA which expires December 31, 2003; and

     - Ipsos to form JMXI Latin America B.V., a Netherlands company, which will operate our business in Brazil currently run by Media Metrix Brasil Ltda.

     We have also recently granted an exclusive license to AMR Interactive Pty. Ltd. to operate the Jupiter Media Metrix business in Australia and New Zealand.

     In connection with the formation of each of our international joint ventures, we granted each of our joint venture partners an option, subject to certain conditions, to exchange such partners shares in the respective joint ventures for shares of our common stock. If any partner elects to exercise its option to convert its shares into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of our common stock multiplied by the number of shares issues and the net book value of the joint venture of which such partner is a shareholder attributable to such partner.

CLIENTS

     We ended 2000 with 2,315 client contracts. Our client base is a diverse group of large and small companies in the Internet, media, telecommunications, technology, financial services, consumer products, retail, travel and professional services industries. Clients who subscribe for our measurement services typically use our data for planning, buying and selling advertising; developing e-commerce strategies; understanding consumer behavior; gaining competitive market intelligence; and analyzing investment decisions. The users of our research products and services at our client companies hold diverse positions, demonstrating the importance of Internet commerce to a company's overall strategy and development. In addition to chief executive officers and presidents, our users include marketing, business development, operations, strategic planning and information technology executives.

     We typically enter into 12-month or longer subscription contracts with our clients, some of whom are covered by multi-client master contracts with parent corporations, to provide standard, syndicated products and services or customized reports and analyses. It is typical for our clients to initially purchase one of our standard products and to upgrade over time. No client accounted for more than 2% of our revenues in 2000.

SALES AND MARKETING

     We sell and market our products through our direct sales force, which was comprised of 168 sales representatives as of March 15, 2001. Our U.S. sales force operates from our New York, San Francisco Bay Area and Seattle offices, and we maintain local representatives in various locations throughout the United States. We also maintain international sales offices in Buenos Aires, London, Madrid, Milan, Nurnberg, Paris, Sao Paolo, Tokyo, Toronto, Stockholm and Zurich. Sales representatives receive a base salary and are eligible for commissions based on sales and revenue goals. We support our sales efforts through marketing and brand building activities. We use public relations, user group seminars, trade shows and speaking engagements to create publicity.

OPERATIONS AND TECHNOLOGY

     We have built our primary data collection, retrieval and processing system based on systems and software developed by The NPD Group, Inc. Our system has been designed around industry standard data architectures. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Our hardware systems are hosted at our Uniondale, New York facility, which will be moved to our new facility in Melville, New York during the second quarter of 2001, our Seattle, Washington facility, and at three offsite professionally-managed computer centers in New York, New York and Santa Clara, California.

     As of March 15, 2001, we had 99 employees dedicated to research and development. We incurred research and development expenses of $1.4 million in 1998, $5.0 million in 1999 and $16.1 million in 2000. At the end of the second quarter of 2001, we plan to fully implement our new data warehouse. Our client interface systems were introduced in the first half of 2000, resulting in increases in research and development personnel and consulting costs. We anticipate that we will continue to devote significant resources to product development and the development of delivery technology in the future as we add new reports and databases.

INTELLECTUAL PROPERTY

     We regard the protection of our patents, copyrights, service marks, trademarks and trade secrets as important to our future success and rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We require employees and contractors to enter into confidentiality and invention assignment agreements, and we enter into nondisclosure agreements with third parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps we have taken or will take in the future will be sufficient to protect our technology from infringement or misappropriation or to deter independent development of similar or superior technologies by others.

     We seek to obtain the issuance of patents and the registration of our trademarks and service marks in the United States and in selected other countries. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are or will be made available to the same extent such protection is available in the United States. We also expect to license proprietary rights such as patents, trademarks or copyrighted material to strategic partners in the course of our international expansion. While we will attempt to ensure that the quality of our service is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

     We have been issued two patents in the United States with regard to our meter methodology (U.S. Patent No. 5,675,510 and U.S. Patent No. 6,115,680). Patents covering the technology covered by U.S. Patent No. 5,675,510 have also been issued in Australia and Norway. We also have patent applications pending in the European Patent office and in Brazil, Canada, Japan, Mexico and the United States.

     We have also applied for a patent in the United States and other foreign jurisdictions on the methodology for monitoring of remote data access on a public computer network which comprises the former RelevantKnowledge meter. This application was rejected by the U.S. Patent and Trademark Office in June 2000. We are currently challenging this rejection and intend to revive our application.

     In September 2000, we filed a complaint for patent infringement against PC Data, Inc. Our complaint sought money damages from and a permanent injunction against PC Data. In October 2000, PC Data filed its answer, defenses and counterclaims to our complaint seeking declaratory judgments of noninfringement and invalidity. In March 2001, the parties reached a settlement of the litigation. As part of the settlement, PC Data (1) has consented to a finding that our U.S. Patent No. 6,115,680 is valid and enforceable; (2) has consented to a finding that it has infringed our patent; (3) has consented to a permanent injunction enjoining it from continuing to infringe our patent; and (4) has transferred its rights to the systems and methods used to monitor computer and online activity, including its @PC Data Tracking Software and related technologies, to us.

     On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue.

     Our use of the brand name "Media Metrix" in Europe had been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Rather than engage in a protracted dispute, we elected to have our European joint venture conduct business under the name "MMXI Europe." Mediametrie had also challenged our use of the domain name "mediametrix.com."

     Our failure to adequately protect our intellectual property, either in the United States or abroad, could harm the Jupiter Media Metrix brand or our trademarks, devalue our proprietary data, research and analysis and affect our ability to compete effectively. Defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could have a material adverse effect upon our business, results of operations and financial condition.

     To date, we have not been notified that our technologies infringe the proprietary rights of third parties. We cannot assure you that others will not claim that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them with respect to past, current or future technologies. We expect that the number of infringement claims in our market will increase as the number of services and competitors in our industry grows. Any of those claims, whether meritorious or not, could be time-consuming, result in costly litigation, may distract management from other tasks of operating the business and may result in the loss of significant rights or require us to enter into royalty or licensing agreements. Royalty or licensing agreements might not be available on terms we find acceptable or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

COMPETITION

     We believe that the primary competitive factors determining success in our markets include:

     - the accuracy and timeliness of global measurement services of proprietary online services and Internet-related activity, as well as measuring Web activity, that are based on a consistent standard methodology;

     - the quality and timeliness of our research, analysis and conferences;

     - the accuracy of the measurement of advertising on the Internet and other digital media;

     - the creation of high-quality, timely and reliable consumer and business panels of a sufficient size and representative nature to provide the necessary data;

     - our ability to offer products and services that meet the changing needs of our customers;

     - the prices we charge for our various measurement and research products and general economic conditions; and

     - the establishment of credibility as a trusted independent source of data.

     We believe that we compete favorably with respect to each of these factors. In addition, we believe that we distinguish ourselves from our competitors as a result of the timeliness and quality of our Internet measurement services and methodology, the depth and breadth of our research services, including the extent to which we provide access to our research analysts, the quality of our research analysts and sales representatives, the relevance of our conference topics and the primary measurement and research tools and proprietary databases that we have developed internally.

     In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services.

Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. In December 1999, Nielsen Media Research became a majority shareholder of NetRatings. Subsequently, VNU B.V., a leading media and information company, purchased both AC Nielsen and Nielsen Media Research. Nielsen Media Research, ACNielsen and VNU have significantly more financial and other resources than do we. In light of these events, Nielsen//NetRatings has become a significant competitor to our measurement business. We also face competition from NetValue, a French company which has begun providing audience measurement services in Europe and the United States.

     We also compete indirectly with operators of site-centric and other consumer-centric measurement systems. Site-centric measurement systems measure audience visits at a specific Web site by monitoring the Web site's server. Consumer-centric systems measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors. In March 2001, DoubleClick Inc. and comScore Networks announced a joint marketing plan for a new online audience measurement product, NetScore which uses data gathered from comScore's large database of traffic information from its opt-in users. NetScore uses a methodology different than both our measurement model and the site-centric models. We may face significantly increased competition from this new service if NetScore is able to take advantage of the significant financial and marketing resources of DoubleClick and comScore or if NetScore's methodology becomes generally accepted.

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

EMPLOYEES

     As of February 28, 2001, we had 882 full-time employees worldwide. None of our employees is covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Currently, we lease office space in New York, New York, Atlanta, Georgia, San Francisco, California, Los Altos, California, Berkeley, California, Seattle, Washington, Toronto, Canada, London, England, Tokyo, Japan, Stockholm, Sweden and Sydney, Australia. In addition, our operations and research and development facility is currently located in Uniondale, New York, which is leased to us by The NPD Group, Inc. under the terms of a management services agreement. We will be transferring our operations and research and development facility to a new leased location in Melville, NY. We anticipate completing such transfer during the second quarter of 2001.

ITEM 3.  LEGAL PROCEEDINGS

     On September 28, 2000, we filed a complaint for patent infringement against PC Data, Inc. in Federal District Court in the District of Delaware, Jupiter Media Metrix, Inc. v. PC Data, Inc., Civil Action No. 00-874-SLR. Our complaint sought money damages from and a permanent injunction against PC Data. On October 18, 2000, PC Data filed its answer, defenses and counterclaims to our complaint. PC Data's Counterclaims sought declaratory judgments of noninfringment and invalidity. In March 2001, the parties reached a settlement of the litigation. As part of the settlement, PC Data (1) has consented to a finding that our U.S. Patent No. 6,115,680 is valid and enforceable; (2) has consented to a finding that it has infringed the '680 patent; (3) has consented to a permanent injunction enjoining it from continuing to infringe the '680 patent; and (4) has transferred its rights to the systems and methods used to monitor computer and online activity, including its @PC Data Tracking Software and related technologies, to us.

     On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART I

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been listed on the NASDAQ National Market since May 7, 1999, the date of our initial public offering. We traded under the symbol "MMXI" from May 7, 1999 to September 20, 2000, the date of our merger with Jupiter Communications, Inc. and under the symbol "JMXI" since September 20, 2000. The following table sets forth the high and low closing sale prices on the NASDAQ National Market for our common stock for the calendar periods indicated.

                                                              PRICE RANGE
                                                            OF COMMON STOCK
                                                           ------------------
                                                            HIGH        LOW
                                                           -------    -------
YEAR ENDED DECEMBER 31, 2000:
First Quarter............................................  $47.875    $28.000
Second Quarter...........................................  $45.250    $20.438
Third Quarter............................................  $29.188    $14.750
Fourth Quarter...........................................  $16.125    $ 6.000

YEAR ENDED DECEMBER 31, 1999:
Second Quarter...........................................  $56.625    $32.000
Third Quarter............................................  $69.875    $34.250
Fourth Quarter...........................................  $65.875    $32.500

     As of March 15, 2001, there were 668 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our common stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds to us of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through December 31, 2000, proceeds were applied as follows:

     - $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

     - $5.7 million for the Internet audience measurement business operated by SIFO Group AB in Sweden; and

     - the remaining $38.9 million was used for working capital purposes.

     From October 1, 1999 through December 31, 1999, we issued 697,664 shares of our common stock to the shareholders of AdRelevance in connection with our acquisition of AdRelevance in October 1999. On October 8, 2000, we issued an additional 82,921 shares of common stock and 17,450 options based upon AdRelevance's achievement of certain post-closing goals in connection with the acquisition of AdRelevance.

     No underwriters were engaged in connection with the issuance of the shares to the AdRelevance shareholders. The issuance of the shares was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

     In October 1999, we consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by us and 1,500,000 shares were sold by existing stockholders. Net proceeds to us were $71,095,000 after deducting the underwriters' discount and related expenses.

     In September 2000, we completed our merger with Jupiter Communications by issuing 14,921,856 shares of our common stock in exchange for all of the outstanding common stock of Jupiter Communications. In addition, we assumed all of the outstanding stock options to purchase common stock of Jupiter Communications. The total purchase price was $470.1 million, including merger-related expenses of approximately $6.9 million.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the year ended December 31, 2000 include the operations of Jupiter Communications, Inc. from September 21, 2000, the date of our merger. The financial statements for the year ended December 31, 1996 are those of PC Meter, our predecessor, and include three months of operations during which PC Meter was still a division of The NPD Group, Inc.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Measurement..........................  $ 51,829    $ 20,500    $ 6,331    $ 3,188    $ 1,033
  Research services....................    17,238          --         --         --         --
  Events and other.....................     8,711          --         --         --         --
                                         --------    --------    -------    -------    -------
Total revenues.........................    77,778      20,500      6,331      3,188      1,033
Cost of revenues.......................    32,752      10,291      4,121      3,463      1,744
                                         --------    --------    -------    -------    -------
Gross profit (loss)....................    45,026      10,209      2,210       (275)      (711)
Operating expenses:
  Research and development.............    16,078       5,044      1,382        866        588
  Sales and marketing..................    29,428       9,117      2,888      2,022        929
  General and administrative...........    25,882       6,756      2,715      1,516      1,148
  Amortization of deferred compensation
     and other stock-based
     compensation......................     2,551       1,060        369         --         --
  Amortization of intangibles..........    46,629       7,312        479         --         --
  Acquired in-process research and
     development.......................        --       6,800      1,600         --         --
                                         --------    --------    -------    -------    -------
Total operating expenses...............   120,568      36,089      9,433      4,404      2,665
                                         --------    --------    -------    -------    -------
Loss from operations...................   (75,542)    (25,880)    (7,223)    (4,679)    (3,376)
Minority interests.....................     5,990       1,689         --         --         --
Interest and other income, net.........     6,231       2,283         65         95         --
                                         --------    --------    -------    -------    -------
Net loss...............................   (63,321)    (21,908)    (7,158)    (4,584)    (3,376)
Preferred stock dividends..............        --        (109)      (314)      (290)        --
                                         --------    --------    -------    -------    -------
Net loss applicable to common
  stockholders.........................  $(63,321)   $(22,017)   $(7,472)   $(4,874)   $(3,376)
                                         ========    ========    =======    =======    =======
Basic and diluted net loss per common
  share applicable to common
  stockholders.........................  $  (2.63)   $  (1.34)   $  (.98)   $  (.75)   $  (.52)
                                         ========    ========    =======    =======    =======
Shares used in the calculation of basic
  and diluted net loss per share
  applicable to common stockholders....    24,083      16,445      7,619      6,523      6,523

                                                            AT DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
  Cash, cash equivalents and marketable
     securities........................  $ 97,940    $112,241    $ 8,012    $ 1,869    $   583
  Working capital (deficit)............    63,286     102,806      1,057        (47)    (2,478)
  Total assets.........................   646,976     178,844     16,060      2,787      1,213
  Due to related parties...............     3,646         444      4,706      1,284      2,782
  Preferred stock......................        --          --      4,680      8,366         --
  Total stockholders' equity
     (deficit).........................   568,824     162,789      2,622     (8,274)    (2,478)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with the financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Jupiter Media Metrix, Inc. is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our business units include Media Metrix, Jupiter Research, AdRelevance and Jupiter Events. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelelvance specializes in the automated retrieval and delivery of online advertising data. Jupiter Events hosts conferences focusing on the global digital economy.

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

     In November 1998, we merged with RelevantKnowledge, then our leading competitor for Internet audience measurement services. In October 1999, we acquired AdRelevance in a stock-for-stock transaction valued at approximately $59.4 million. In connection with our acquisition of AdRelevance, we recognized $54.3 million of intangibles, which are being amortized over a three-year period. In addition, in October 2000, we issued an additional 82,921 shares of our common stock and 17,450 options, based on the achievement of certain post-closing milestones, in connection with the acquisition of AdRelevance, which resulted in goodwill of approximately $995,000.

     On September 20, 2000, we completed our merger with Jupiter Communications, Inc. ("Jupiter Communications") for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, we recognized $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. We recorded goodwill and other intangibles of $391.6 million, which will be amortized over a five-year period. The operations of Jupiter Communications from September 21, 2000 have been included in the financial statements and financial information included in this annual report.

     We have entered into a number of joint venture and licensing agreements to offer our products and services in foreign countries. In connection with the formation of the international joint ventures, we have granted each of our joint venture partners an option, subject to certain conditions, to exchange such partner's shares in the respective joint ventures for shares of our common stock. If any partner elects to exercise its option to convert its shares into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of our shares of common stock multiplied by the number of shares issued and the net book value of the joint venture of which the partner is a shareholder attributable to such partner. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners' interests in our foreign subsidiaries.

     Our revenues consist of measurement products and services, research services and events and other revenues. Prior to our merger with Jupiter Communications, our revenues were derived solely from our measurement products and services.

     Our measurement offerings, which consist of the products and services from our Media Metrix and AdRelevance units, include both syndicated measurement products and customized measurement products. We sell our syndicated measurement products on an annual subscription basis, and typically bill our syndicated clients, in advance, for up to the next twelve months of products. Contracts for our syndicated measurement products are generally non-cancelable and non-refundable. For the past three years, syndicated measurement products accounted for approximately 90% of our measurement revenues, while customized measurement products and services accounted for approximately 10%. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

     Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, we typically sell our Jupiter Research products on an annual subscription basis and bill the clients in advance. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. For the year ended December 31, 2000, syndicated research products accounted for 92.7% of our research revenues, while 7.3% was from the sale of book-length studies and custom research products. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Jupiter Events unit, a wide range of conferences and forums which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Jupiter Events revenues consist of revenues from (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

     Our growing client base, which totaled over 2,300 client contracts at the end of 2000, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional service industries.

     We have incurred significant losses from operations since our inception. We incurred losses from operations of $75.5 million in the fiscal year ended December 31, 2000, $25.9 million in 1999 and $7.2 million in 1998. As of December 31, 2000, we had an accumulated deficit of $101.4 million. We expect that we will incur significant expenses in the future associated with our ongoing international expansion, particularly costs associated with recruiting and maintaining panels in a number of countries, investing in further developing and improving of our technologies and developing additional products and services.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of revenues:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000      1999      1998
                                                            -----    ------    ------
Revenues:
  Measurement.............................................   66.6%    100.0%    100.0%
  Research services.......................................   22.2        --        --
  Events and other........................................   11.2        --        --
                                                            -----    ------    ------
Total revenues............................................  100.0     100.0     100.0
Cost of revenues..........................................   42.1      50.2      65.1
                                                            -----    ------    ------
Gross profit..............................................   57.9      49.8      34.9
Operating expenses:
  Research and development................................   20.7      24.6      21.8
  Sales and marketing.....................................   37.8      44.5      45.6
  General and administrative..............................   33.3      33.0      42.9
  Amortization of deferred compensation and other
     stock-based compensation.............................    3.2       5.1       5.8
  Amortization of intangibles.............................   60.0      35.7       7.6
  Acquired in-process research and development............     --      33.1        --
                                                            -----    ------    ------
Total operating expenses..................................  155.0     176.0     149.0
                                                            -----    ------    ------
Loss from operations......................................  (97.1)   (126.2)   (114.1)
Minority interests........................................    7.7       8.2        --
Interest and other income, net............................    8.0      11.1       1.0
                                                            -----    ------    ------
Net loss..................................................  (81.4)%  (106.9)%  (113.1)%
                                                            =====    ======    ======

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Revenues increased 279.4% to $77.8 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999. Of that increase, $25.9 million relates to revenues from Jupiter Communications for the period following the closing of the merger on September 20, 2000. Of the $25.9 million, $15.3 million can be attributed to Jupiter research services and the balance of $10.6 million to events and other revenues. Sales of syndicated measurement products and services accounted for approximately 96% of measurement revenues for the year ended December 31, 2000 as compared to 90% for the year ended December 31, 1999. Sales of customized measurement products and services accounted for the remaining measurement revenues in the year ended December 31, 2000. Sales of syndicated research products and services accounted for approximately 92.7% of research revenues for the year ended December 31, 2000. Sales from our events and customized research products and services accounted for the remaining research revenues in the year ended December 31, 2000. In addition to revenues attributable to Jupiter Communications, the increase in revenues was due primarily to a substantial increase in the number of customers, including new customers as a result of international growth, and an increase in the amount of products and services sold to our customers.

     Cost of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $45.0 million for the year ended December 31, 2000, or 57.9% of revenues. Gross profit was $10.2 million for the year ended December 31, 1999, or 49.8% of revenues. The increase in gross profit as a percentage of revenues for the year ended December 31, 2000 over the prior period was due to an increase in revenues partially offset by costs related to recruiting panels and other start-up costs in connection with our international operations. Jupiter Communications contributed $14.1 million in gross profit for the period following the closing of the merger.

     Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $16.1 million for the year ended December 31, 2000, or 20.7% of revenues. Research and development costs were $5.0 million for the year ended December 31, 1999, or 24.6% of revenues. The increase in research and development costs in absolute dollars for the year ended December 31, 2000 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new meter and client interface systems which were introduced in the second quarter of 2000.

     Sales and Marketing. Sales and marketing costs consist of salaries, bonuses, commissions, travel and expenses, promotional costs, and other costs incurred in marketing and selling our products and services. Sales and marketing costs were $29.4 million for the year ended December 31, 2000, or 37.8% of revenues. Sales and marketing costs were $9.1 million for the year ended December 31, 1999, or 44.5% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, both in the United States and abroad, as well as additional marketing costs. The inclusion of Jupiter Communications for the period following the merger resulted in an additional $7.3 million in sales and marketing costs.

     General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $25.9 million for the year ended December 31, 2000, or 33.3% of revenues. General and administrative costs were $6.8 million for the year ended December 31, 1999, or 33.0% of revenues. The increase in absolute dollars was due to the expenses associated with our international expansion and increased personnel and expansion of our office facilities. The inclusion of Jupiter Communications for the period following the merger resulted in an additional $9.3 million in general and administrative costs.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $2.5 million for the year ended December 31, 2000 includes $1.6 million related to the amortization of deferred compensation recorded in connection with our merger with Jupiter Communications. The remaining $900,000 for the year ended December 31, 2000 and $1.1 million for the year ended December 31, 1999 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998, and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

     Amortization of Intangibles. Amortization charges of $46.6 million for the year ended December 31, 2000 represent the amortization of intangibles acquired in our mergers with Jupiter Communications of $24.2 million and RelevantKnowledge of $1.8 million, and our acquisitions of AdRelevance of $18.2 million and MMXI Nordic of $2.4 million. Amortization charges of $7.3 million for the year ended December 31, 1999 represent the amortization of RelevantKnowledge's panel and amortization of other intangibles acquired in our merger with RelevantKnowledge, as well as amortization of intangibles acquired in our acquisition of AdRelevance.

     Acquired In-Process Research and Development. In connection with the acquisition of AdRelevance, we expensed $6.8 million of acquired in-process research and development for the year ended December 31, 1999. Acquired in-process research and development represents the value attributed to the technologies in development at the time of the acquisition.

     Loss from Operations. Loss from operations was $75.5 million for the year ended December 31, 2000, or 97.1% of revenues. Our loss from operations was $25.9 million for the year ended December 31, 1999, or 126.2% of revenues. Loss from operations in terms of absolute dollars was higher in the year ended December 31, 2000 due to the continued expansion of our business in the United States and internationally and the amortization of intangibles. The increase in loss from operations as a percentage of revenues was due to an increase in amortization of intangibles from the AdRelevance and MMXI Nordic acquisitions and our merger with Jupiter Communications, offset by an increase in revenues relative to increases in costs of revenue and operating costs. We expect these losses to continue as our business continues to expand both in the United States and internationally.

     Minority Interests. Minority interests increased from $1.7 million for the year ended December 31, 1999 to $6.0 million for the year ended December 31, 2000 because of expansion of international operations in which we have partners with minority interests. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

     Interest and Other Income, net. Interest and other income, net of interest expense, was $6.2 million, or 8.0% of revenues, for the year ended December 31, 2000 as compared to $2.3 million, or 11.1% of revenues, for the year ended December 31, 1999. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings, as well as cash and cash equivalents acquired in the Jupiter Communications merger.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Revenues increased 223.8% to $20.5 million for the year ended December 31, 1999 from $6.3 million for the year ended December 31, 1998. Sales of syndicated audience measurement products and services accounted for approximately 90% of revenues for each of the years ended December 31, 1999 and 1998. Sales of customized products and services accounted for the remaining revenues. The increase in revenues was due primarily to a substantial increase in the number of customers, including customers acquired in connection with the RelevantKnowledge merger, and an increase in the amount of products and services sold to customers.

     Costs of Revenues. Gross profit was $10.2 million for the year ended December 31, 1999, or 49.8% of revenues. Gross profit was $2.2 million for the year ended December 31, 1998, or 34.9% of revenues. The increase in gross profit as a percentage of revenues for the year ended December 31, 1999 over the prior period was due to an increase in revenues, without a commensurate increase in costs.

     In the year ended December 31, 1999, we invested approximately $2.5 million in recruiting panels and other start up costs in connection with our international operations in the U.K., France, Germany, Canada and Australia. However, we did not realize any significant revenues to offset against these costs, which resulted in a lower overall gross margin for the period compared to the gross margin applicable to the U.S. operations alone for the same period.

     Research and Development. Research and development costs were $5.0 million for the year ended December 31, 1999, or 24.6% of revenues. Research and development costs were $1.4 million for the year ended December 31, 1998, or 21.8% of revenues. The increase in research and development costs as a percentage of revenues for the year ended December 31, 1999 was due primarily to increases in research and development personnel and consulting costs, including certain costs relating to our new meter, data warehouse and client interface systems.

     Sales and Marketing. Sales and marketing costs were $9.1 million for the year ended December 31, 1999, or 44.5% of revenues. Sales and marketing costs were $2.9 million for the year ended December 31, 1998, or 45.6% of revenues. The increase in absolute dollars was due primarily to the increase in sales and marketing personnel, including the addition of personnel in connection with the RelevantKnowledge merger, our acquisition of AdRelevance and our international expansion, as well as additional marketing costs. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate.

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

     Interest and Other Income, net. Interest and other income, net of interest expense was $2.3 million, or 11.1% of revenues, for the year ended December 31, 1999 as compared to $65,000 for the year ended December 31, 1998, or 1.0% of revenues. The increase in interest and other income was due to the investment of the proceeds of our initial and secondary public offerings.

QUARTERLY RESULTS OF OPERATIONS

     Our revenues have increased in all periods presented as a result of the continuous expansion of our customer base, the sale of additional products and services to our existing customers and the release of new products and services. The quarterly results also reflect the respective mergers with Jupiter Communications and RelevantKnowledge and the acquisition of AdRelevance and, therefore, are not comparable to prior periods. Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.

     The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2000 and 1999. You should read these quarterly data in conjunction with our audited financial statements. You should not view the results of operations for any period as an indication of the results of operations for any future period.

                                                                    QUARTER ENDED
                               ---------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                 2000       2000        2000       2000       1999       1999        1999       1999
                               --------   ---------   --------   --------   --------   ---------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Measurement................  $ 15,043   $ 13,964    $ 12,618   $ 10,204   $  7,569    $ 5,496    $ 4,257    $ 3,178
  Research services..........    15,283      1,955          --         --         --         --         --         --
  Events and other...........     8,154        557          --         --         --         --         --         --
                               --------   --------    --------   --------   --------    -------    -------    -------
Total revenues...............    38,480     16,476      12,618     10,204      7,569      5,496      4,257      3,178
Gross profit.................    19,676     11,655       7,902      5,793      4,077      2,535      2,139      1,458
Loss from operations.........   (42,741)   (12,261)    (10,352)   (10,188)   (16,474)    (4,044)    (2,898)    (2,464)
Net loss applicable to common
  stockholders...............   (37,398)   (10,135)     (7,679)    (8,109)   (14,327)    (2,629)    (2,594)    (2,466)
Basic and diluted net loss
  per share applicable to
  common stockholders........  $  (1.07)  $  (0.47)   $  (0.39)  $  (0.41)  $  (0.75)   $ (0.15)   $ (0.16)   $ (0.19)

                                                                    QUARTER ENDED
                               ---------------------------------------------------------------------------------------
                               DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                 2000       2000        2000       2000       1999       1999        1999       1999
                               --------   ---------   --------   --------   --------   ---------   --------   --------
Revenues:
  Measurement................      39.1%      84.8%      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
  Research services..........      39.7       11.9          --         --         --         --         --         --
  Events and other...........      21.2        3.3          --         --         --         --         --         --
                               --------   --------    --------   --------   --------    -------    -------    -------
Total revenues...............     100.0      100.0       100.0      100.0      100.0      100.0      100.0      100.0
Gross profit.................      51.1       70.7        62.6       56.8       53.9       46.1       50.2       45.9
Loss from operations.........    (111.1)     (74.4)      (82.0)     (99.8)    (217.7)     (73.6)     (68.1)     (77.5)
Net loss applicable to common
  stockholders...............     (97.2)%    (61.5)%     (60.9)%    (79.5)%   (189.3)%    (47.8)%    (60.9)%    (77.6)%

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, Jupiter Communication's and RelevantKnowledge's cash on hand at the time of the respective mergers, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Jupiter Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Jupiter Media Metrix were $75.8 million, and net proceeds to Jupiter Media Metrix were $71.1 million.

     Net cash used in operating activities was $30.8 million for the year ended December 31, 2000, $6.0 million for the year ended December 31, 1999, and $411,000 for the year ended December 31, 1998. For the years ended December 31, 2000 and 1999, net cash used in operating activities was substantially impacted by our investment in international expansion. The variance for 2000 compared to 1999 was primarily due to a higher net loss for the year, due to increased costs for domestic operations and international expansion.

     Net cash provided by (used in) investing activities was $8.0 million for the year ended December 31, 2000, $(19.4) million for the year ended December 31, 1999, and $3.1 million for the year ended December 31, 1998. For the year ended December 31, 2000, cash provided by investing activities primarily relates to cash received from the merger with Jupiter Communications, net of merger related expenses, and cash paid for the MMXI Nordic acquisition totaling $32.0 million. This was offset by the purchase of property, plant and equipment of $20.0 million and purchases of marketable securities of $3.1 million. For the year ended December 31, 1999, cash used in investing activities was primarily attributed to the purchase of investment securities with the proceeds from our public offerings of common stock pending the use of these proceeds for working capital purposes along with the purchase of property, plant and equipment. Cash provided by investing activities for the year ended December 31, 1998 resulted primarily from the acquisition of $3.2 million of cash in the RelevantKnowledge transaction.

     Net cash provided by financing activities was $5.3 million for the year ended December 31, 2000, $114.8 million for the year ended December 31, 1999 and $3.5 million for the year ended December 31, 1998. Cash provided by financing activities for the year ended December 31, 2000 was due to contributions from minority interests of $5.1 million and proceeds received from the exercise of stock options of $873,000, offset by repayment of long-term debt of $657,000. Financing activities for the year ended December 31, 1999 resulted from the receipt of $120.5 million from proceeds of our public offerings, plus $1.3 million in proceeds received from the exercise of warrants and stock options, offset by the redemption of our redeemable preferred stock for $4.8 million and repayment of long-term debt of $2.3 million. Cash provided by financing activities for the year ended December 31, 1998 resulted from the $1.5 million proceeds from the exercise of warrants and the receipt of $2.0 million on December 31, 1998 relating to the sale of common stock in January 1999.

     As of December 31, 2000, we had $79.9 million of cash and cash equivalents and $18.1 million of marketable securities. As of December 31, 2000, our material capital commitments consisted of improvements to our additional leasehold space which we anticipate to be approximately $5.0 million. We expect to invest at least an additional $20.0 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We currently anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

RISK FACTORS

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

WE HAVE A HISTORY OF OPERATING LOSSES, WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We have incurred substantial costs to create, market and distribute our products and services, to attract and retain qualified personnel, to make strategic acquisitions, to expand into international markets and to otherwise grow our business. As a result, we incurred net losses of approximately $63.3 million in the fiscal year ended December 31, 2000, which includes amortization of intangibles expense of $46.6 million.

     We intend to invest heavily in new products and services, technology improvements and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. Our revenue growth has slowed in recent months and we may not be able to continue to effectively expand our business unless revenues continue to grow. The number of clients or the number of products and services for which our clients subscribe may grow more slowly than we anticipate or may decrease in the future. In addition, even if we become profitable, we may not be able to sustain profitability or increase our profits on a quarterly or annual basis in the future.

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

     - the amount and timing of operating costs and capital expenditures relating to the expansion of our business, particularly our international expansion;

     - the levels of attendance and timing of our Internet conferences;

     - changes in the market environment of Internet companies; and

     - the timing of acquisitions and the impact on our operations and our operating results.

     Due to all the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

OUR EXISTING AND POTENTIAL CUSTOMERS AND THE COMPANIES WITH WHICH WE HAVE OTHER BUSINESS RELATIONSHIPS MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

     General economic conditions have caused some of our existing customers to experience difficulty in supporting their current operations and implementing their business plans. Existing customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. Potential customers may be more reluctant to subscribe to our products and services. The non-payment of amounts due to us from a number of customers would negatively impact our financial condition. The overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by Internet-related companies. Our customers that are Internet-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising or research, diminishing the need for our products and services. Our focus on Internet audience measurement, analysis, intelligence and events may cause us to be disproportionately affected by the slowdown in this sector of the economy. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition could be materially adversely affected.

WE DEPEND ON INCREASED SALES OF, AND HIGH RENEWAL RATES FOR, OUR
SUBSCRIPTION-BASED PRODUCTS AND SERVICES.

     Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we have experienced high renewal rates for our online measurement and research products but these rates have declined in recent months. Our subscription renewal rates may continue to decline as a result of a consolidation in our customer base, a decrease in discretionary spending by our customers or a significant number of our customers ceasing operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continue to decline or if sales decline, it could have a material adverse effect on our business, results of operations and financial condition.

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

     The success of our research and events businesses depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries, as well as our ability to provide this information in a timely and cost-effective manner. Internet commerce is relatively new and is undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, consolidation of businesses, the entry of new companies and high rates of growth. Because of these rapid and continuous changes in the Internet commerce markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. If our predictions or projections prove to be wrong, or if we are unable to continually update our information, our reputation may suffer and demand for our research products and services may decline. In addition, many companies have not embraced the use of the Internet as a medium for commerce and are unclear as to how to allocate corporate resources effectively. As a result, some companies may conclude that our research products are not useful to their businesses. If we are unable to continue to provide credible and reliable information that is useful to companies engaged in Internet commerce, or to provide this information in a timely manner, our business and financial results will suffer.

OUR BUSINESS MAY SUFFER IF ONLINE ADVERTISING DOES NOT GROW.

     Our AdRelevance unit specializes in the automated retrieval and delivery of online advertising data. In addition, many of our research and measurement products and events are focused on the growth and effectiveness of online advertising. As a result, our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market, however, is relatively new and rapidly evolving, and there is significant uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective for promoting their products and services as compared to traditional advertising. In addition, most current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. In recent quarters, demand for Internet advertising has slowed. We cannot assure you that the market for Internet advertising will grow. If the market for Internet advertising does not grow or grows more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our conferences. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, our conference business will be harmed. In recent months, we have had to cancel scheduled conferences and the interest in our conferences may continue to diminish as companies continue to decrease spending that they deem discretionary. Our business and financial results may also suffer if we are forced to increase our rate of cancellations of conferences as a result of poor attendance, inclement weather or some other unexpected event.

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

     - unwillingness of companies to invest in the Internet or other evolving technologies;

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

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND SUCH COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

     Each of the markets in which we operate is highly competitive. In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Subsequently, VNU B.V., a leading media and information company, purchased both AC Nielsen and Nielsen Media Research. We also face competition from NetValue, a public French company, which has begun providing audience measurement services in Europe and the United States.

     We also compete indirectly with operators of site-centric and other consumer-centric measurement systems. Site-centric measurement systems measure audience visits at a specific Web site by monitoring the Web site's server. Consumer-centric systems measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors. In March 2001, DoubleClick Inc. and comScore Networks announced a joint marketing plan for a new online audience measurement product, NetScore which uses data gathered from comScore's large database of traffic information from its opt-in users. NetScore uses a methodology different than both our measurement model and the site-centric models. We may face significantly increased competition from this new service if NetScore is able to take advantage of the significant financial and marketing resources of DoubleClick and comScore or if NetScore's methodology becomes generally accepted.

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

     We seek to obtain the issuance of patents for our technology, and the registration of our material trademarks and service marks, in the United States and in selected other countries. We cannot assure you, however, that all of our pending or future patent or trademark applications and registrations will be issued or granted, or that our patents and trademarks will be upheld as valid if they are subjected to a challenge. On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue. We cannot assure you that we will prevail in this litigation.

     Other parties may assert claims against us that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them. Our use of the brand name "Media Metrix" in Europe had been challenged by Mediametrie, S.A., a French company that measures audiences of various media. Rather than engage in a protracted dispute, we elected to have our European joint venture conduct business under the name "MMXI Europe". Mediametrie had also challenged our use of the domain name "mediametrix.com".

     Any infringement or related claims, even if not meritorious, could be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant rights or the ability to operate parts of our business.

WE MAY NOT BE SUCCESSFUL IN EFFECTIVELY PROMOTING OUR BRAND NAMES.

     We believe that maintaining and strengthening our brands is an important aspect of our business. Our brand names, including "Jupiter Media Metrix", "Media Metrix", "Jupiter", "AdRelevance" and "JxNetwork", are critical in our efforts to attract clients and attendees to our conferences. We believe that the importance of brand recognition will increase due to the increasing number of competitors entering the market for Internet audience measurement and research services. Our ability to promote and position our brands depends largely on:

     - the success of our marketing efforts;

     - our ability to provide our customers with high quality products; and

     - our ability to secure rights to our brand names in the major markets in which we will be active.

     As described above, our use of the brand name "Media Metrix" in Europe had been challenged by Mediametrie, S.A., a French company that measures audiences of various media. We cannot assure you that we will not have any future disputes with Mediametrie, or any other companies, with respect to the use of any of our brand names.

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

WE DEPEND ON OUR KEY PERSONNEL.

     Our future success depends on the continued services and on the performance of our senior management and other key employees, including Gene DeRose, our Vice Chairman and President; Mary Ann Packo, our Group President, International Business and Worldwide Marketing; Kurt Abrahamson, our Group President, U.S. Business and Sales; and Jean Robinson, our Chief Financial and Administrative Officer. Our current Chairman and Chief Executive Officer, Tod Johnson, who also serves as the Chairman and Chief Executive Officer of NPD, has announced his intention to step down as our Chief Executive Officer. He will continue to remain actively involved in our business matters as Chairman. However, he will not be able to devote all of his time to our affairs. Mr. Johnson has expressed his intention to remain our Chief Executive Officer until his successor has been appointed. We have retained an executive search firm to assist us in our search for a new Chief Executive Officer.

     The loss of the services of any of our key employees or the inability to attract and retain a qualified candidate for Chief Executive Officer could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any "key person" life insurance policies.

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

     - Successfully realize revenues from new products and services;

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

WE RELY ON TECHNOLOGY LICENSED FROM OTHERS.

     We rely on technologies that we license from third parties. We cannot assure you that these licenses will not infringe on the proprietary rights of others. Moreover, these third-party technology licenses may not continue to be available to us on commercially reasonable terms, if at all. As a result, we may need to substitute technology of lower quality or performance standards or at greater cost.

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

     We may also face liability for information that we supply to customers if the information is inaccurate. The information in our databases, like that in any database, may contain inaccuracies that our customers may not accept. Any dissatisfaction by our customers with our measurement or research methodologies or databases could have a material adverse effect on our ability to attract new customers and retain existing customers. Any liabilities that we may incur because of irregularities or inaccuracies in the data we supply to our customers could materially adversely affect our business, results of operations and financial condition.

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

     Several states have proposed legislation that would limit the uses of personal user information gathered using the Internet. These regulations have required proprietary on-line service and Web site owners to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. The European Union and Canada have enacted their own privacy regulations that result in limits on the collection and use of user information. Our compliance with these privacy laws and their various regulatory requirements could materially affect our operations.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

     Our executive officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 22.4% of our common stock as of March 15, 2001. In particular, The NPD Group, Inc., which is controlled by Tod Johnson, our Chairman and Chief Executive Officer, owned approximately 12.6% of our outstanding common stock as of March 15, 2001.

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

WE HAVE ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

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

                                    PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 16, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholder's meeting to be held on May 16, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 16, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders' meeting to be held on May 16, 2001.

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT
     (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

            Report of Independent Auditors..................  F-1
            Consolidated Balance Sheets at December 31, 2000
            and 1999........................................  F-2
            Consolidated Statements of Operations for the
            years ended December 31, 2000, 1999 and 1998....  F-3
            Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 2000, 1999 and
            1998............................................  F-4
            Consolidated Statements of Cash Flows for the
            years ended December 31, 2000, 1999 and 1998....  F-5
            Notes to Consolidated Financial Statements......  F-6

      (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES

            Schedule II -- Valuation and Qualifying
            Accounts........................................  S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(B)  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the three months ended December 31, 2000.

(C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The Exhibits required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index beginning on page 33. Exhibits 10.22, 10.23 and 10.24 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

                                LIST OF EXHIBITS

 NO.                           DESCRIPTION
 ---                           -----------
 2.1   Plan of Merger between Media Metrix and PC Meter L.P. dated as of March 31, 1996*
 2.2   Plan of Merger and Reorganization between Media Metrix, Inc.
       and RelevantKnowledge dated as of September 30, 1998*
 2.3   Agreement and Plan of Merger dated as of October 6, 1999, by and among Media Metrix, AdRelevance, Merger Sub and the
       stockholders of AdRelevance named therein***
 2.4   Share Purchase Agreement dated February 8, 2000 among SIFO
       Group AB, Osprey Research BV and Media Metrix, Inc.****
 2.5   Agreement and Plan of Merger, dated as of June 26, 2000,
       among Media Metrix, Inc., MMX Acquisition Corp. and Jupiter
       Communications, Inc.*****
 3.1   Amended and Restated Certificate of Incorporation of Media
       Metrix, Inc.*
 3.2   Certificate of Amendment to Amended and Restated Certificate
       of Incorporation*
 3.3   Form of Second Amended and Restated Certificate of
       Incorporation of Media Metrix, Inc.*****
 3.4   Amended and Restated Bylaws of Media Metrix, Inc.*
 3.5   Form of Second Amended and Restated Bylaws of Media Metrix,
       Inc.*****
 4.1   Registration Rights Agreement dated as of November 5, 1998, by and among Media Metrix and the Stockholders listed on
       Schedule I thereto*
 4.2   Specimen Stock Certificate*
 4.3   Registration Rights Agreement by and among Media Metrix, GfK
       AG and Ipsos S.A. made as of September 1, 1999**
 4.4   Stock Option Agreement by and between Media Metrix and GfK made as of September 1, 1999**
 4.5   Stock Option Agreement by and between Media Metrix and Ipsos made as of September 1, 1999**
 4.6   Registration Rights Agreement dated October 8, 1999 by and among Media Metrix and the security holders of Media Metrix set forth therein***
 4.7   Warrant to purchase common stock held by Silicon Valley
       Bank**
 4.8   Registration Rights Agreement dated March 6, 2000 between
       Osprey Research BV and Media Metrix, Inc.****
 4.9   Media Metrix, Inc. Stock Option Agreement dated March 6,
       2000 between Osprey Research BV and Media Metrix, Inc.****
 4.10  Amendment to Registration Rights Agreement dated March 6,
       2000 among GfK AG, Ipsos SA, Osprey Research BV and Media
       Metrix, Inc.****
 4.11  Jupiter Media Metrix, Inc. Stock Option Agreement dated
       December 27, 2000 by and between Marketing Intelligence
       Corporation and Jupiter Media Metrix.#
 4.12  Jupiter Media Metrix, Inc. Stock Option Agreement dated
       December 27, 2000 by and between Ipsos, S.A. and Jupiter
       Media Metrix.#
10.1   Building Lease between Eagle Insurance Company and The NPD
       Group, Inc. dated as of August 18, 1997*
10.2   Lease Agreement between Carriage House Associates Limited
       Partnership and RelevantKnowledge, Inc. dated as of May 16,
       1997*
10.3   Lease Agreement between 352 P.A.S. Associates and Media
       Metrix, Inc. dated as of March 1, 2000*****
10.4   Lease between WXII/GDM Astor, L.L.C. and Jupiter
       Communications, Inc., dated as of March 17, 2000++
10.5   Sublease between The NPD Group, Inc. and Media Metrix, Inc.
       dated as of March 2000*****
10.6   Sublease between TMP Worldwide, Inc. and Media Metrix, Inc.
       dated as of April 2000*****

 NO.                           DESCRIPTION
 ---                           -----------
10.7   Lease Agreement between Grace Brusseau, individually, and
       Grace Brusseau and Stephen Kay, co-trustees of Testamentary
       Trust of Michael J. Borelli, dba Grazia Investment Company
       and Media Metrix, Inc. dated December 17, 1999*****
10.8   Services Agreement dated as of September 30, 1998 by and
       between Media Metrix and The NPD Group, Inc.*
10.9   License Agreement dated as of November 5, 1998 by and
       between Media Metrix and The NPD Group, Inc.*
10.10  Form of Indemnification Agreement*
10.11  Form of Non-Disclosure Agreement and Confidential
       Information and Invention Assignment Agreement*
10.12  Form of Non-Disclosure Agreement and Confidential
       Information and Invention Assignment Agreement*
10.13  Amended and Restated Management Services Agreement by and
       between Media Metrix, The NPD Group, Inc. and Tod Johnson*
10.14  Media Metrix Stock Option Plan*
10.15  1998 Equity Incentive Plan*
10.16  1998 AdRelevance Stock Option Plan**
10.17  1999 AdRelevance Stock Option Plan**
10.18  Media Metrix, Inc. 2000 Equity Incentive Plan+
10.19  Media Metrix, Inc. 2000 Employee Stock Purchase Plan+
10.20  Media Metrix, Inc. Amended and Restated 2000 Equity
       Incentive Plan*****
10.21  Media Metrix, Inc. Amended and Restated 2000 Employee Stock
       Purchase Plan*****
10.22  Employment Agreement by and between Jupiter Communications,
       Inc. and Gene DeRose.#
10.23  Employment Agreement by and between Jupiter Communications,
       Inc. and Kurt Abrahamson.#
10.24  Employment Agreement by and between Jupiter Communications,
       Inc. and Jean Robinson.#
21     Subsidiaries of the Registrant#
23.1   Consent of Ernst & Young LLP#
23.2   Consent of Ernst & Young LLP#

- ---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-72883), filed with the SEC on February 24, 1999, as amended.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-88751), filed with the SEC on October 8, 1999, as amended.

*** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 20, 1999.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 20, 2000.

***** Incorporated by reference to the Company's Registration Statement on Form
      S-4 (File No. 333-42316), filed with the SEC on July 27, 2000, as amended.

+ Incorporated by reference to the Company's Registration Statement on Form S-8
  (File No. 333-39292), filed with the SEC on June 14, 2000.

++ Incorporated by reference to Jupiter Communications, Inc.'s Quarterly Report on Form 10-Q (File No. 000-27537), filed with the SEC on May 15, 2000.

#     Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JUPITER MEDIA METRIX, INC.

                                                    /s/ TOD JOHNSON
                                          --------------------------------------
                                          By:  Tod Johnson
                                          Title: Chairman and Chief Executive
                                                 Officer
Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant and in the capacities indicated on March   , 2001



                   /s/ TOD JOHNSON                     Chairman and Chief Executive Officer
- -----------------------------------------------------  (Principal Executive Officer)
                     Tod Johnson

                   /s/ GENE DEROSE                     Vice Chairman and President
- -----------------------------------------------------
                     Gene DeRose

                 /s/ KURT ABRAHAMSON                   Director and Group President, U.S. Business
- -----------------------------------------------------  and Sales
                   Kurt Abrahamson

                  /s/ JEAN ROBINSON                    Chief Financial Officer and Chief
- -----------------------------------------------------  Administrative Officer (Principal Financial
                    Jean Robinson                      and Accounting Officer)

                 /s/ JEFFREY BALLOWE                   Director
- -----------------------------------------------------
                   Jeffrey Ballowe

                 /s/ WILLIAM HELMAN                    Director
- -----------------------------------------------------
                   William Helman

                  /s/ ROBERT KAVNER                    Director
- -----------------------------------------------------
                    Robert Kavner

                    /s/ STIG KRY                       Director
- -----------------------------------------------------
                      Stig Kry

                 /s/ JAMES MORTENSEN                   Director
- -----------------------------------------------------
                   James Mortensen

                 /s/ ANDREW PARSONS                    Director
- -----------------------------------------------------
                   Andrew Parsons

                  /s/ RANDY PAUSCH                     Director
- -----------------------------------------------------
                    Randy Pausch

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Jupiter Media Metrix, Inc.

     We have audited the accompanying consolidated balance sheets of Jupiter Media Metrix, Inc. (formerly Media Metrix, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jupiter Media Metrix, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP

New York, New York
February 7, 2001

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 79,860,236    $ 97,363,634
  Marketable securities.....................................    18,080,220      14,877,222
  Receivables:
     Trade, less allowance for doubtful accounts of
       $2,597,000 in 2000 and $500,000 in 1999..............    33,765,623       5,473,299
     Expenditures billable to clients.......................     1,252,762         520,084
                                                              ------------    ------------
  Total receivables.........................................    35,018,385       5,993,383
  Prepaid expenses and other current assets.................     6,819,122         454,072
                                                              ------------    ------------
Total current assets........................................   139,777,963     118,688,311
Property and equipment at cost, net.........................    35,424,739       5,307,667
Intangibles acquired, net...................................   461,615,207      52,948,261
Due from minority interests in consolidated subsidiaries....     2,478,203       1,617,384
Other assets................................................     7,679,501         282,801
                                                              ------------    ------------
Total assets................................................  $646,975,613    $178,844,424
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $ 32,211,664    $ 10,115,492
  Due to related parties....................................     3,646,291         444,495
  Advance billings to clients...............................    39,923,326       5,125,613
  Current portion of long-term debt.........................       710,845         196,268
                                                              ------------    ------------
Total current liabilities...................................    76,492,126      15,881,868
Deferred rent...............................................     1,659,110              --
Long-term debt..............................................            --         173,387
Commitments and contingencies Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
     10,000,000 in 2000 and 5,000,000 in 1999, none issued
     and outstanding........................................            --              --
  Common stock, $.01 par value -- shares authorized:
     150,000,000 in 2000 and 60,000,000 in 1999; shares
     issued and outstanding: 35,155,362 in 2000 and
     19,681,999 in 1999.....................................       351,554         196,820
  Additional paid-in capital................................   685,807,640     202,031,538
  Accumulated other comprehensive loss......................       (94,646)        (82,424)
  Accumulated deficit.......................................  (101,431,044)    (38,110,438)
  Deferred compensation.....................................   (15,809,127)     (1,246,327)
                                                              ------------    ------------
Total stockholders' equity..................................   568,824,377     162,789,169
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $646,975,613    $178,844,424
                                                              ============    ============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    ------------    ------------    -----------
Revenues:
  Measurement.....................................  $ 51,828,704    $ 20,500,127    $ 6,330,485
  Research services...............................    17,238,521              --             --
  Events and other................................     8,710,574              --             --
                                                    ------------    ------------    -----------
Total revenues....................................    77,777,799      20,500,127      6,330,485
Cost of revenues..................................    32,752,051      10,291,392      4,120,569
                                                    ------------    ------------    -----------
Gross profit......................................    45,025,748      10,208,735      2,209,916
Operating expenses:
  Research and development........................    16,077,869       5,044,068      1,382,375
  Sales and marketing.............................    29,427,370       9,116,727      2,888,195
  General and administrative......................    25,881,824       6,755,220      2,715,705
  Amortization of deferred compensation and other
     stock-based compensation.....................     2,551,200       1,060,108        368,550
  Amortization of intangibles.....................    46,629,356       7,312,505        479,000
  Acquired in-process research and development....            --       6,800,000      1,600,000
                                                    ------------    ------------    -----------
Total operating expenses..........................   120,567,619      36,088,628      9,433,825
                                                    ------------    ------------    -----------
Loss from operations..............................   (75,541,871)    (25,879,893)    (7,223,909)
Minority interests................................     5,990,455       1,688,542
Interest and other income, net of interest expense
  of $40,905 in 2000 and $74,660 in 1999..........     6,230,810       2,283,350         65,211
                                                    ------------    ------------    -----------
Net loss..........................................   (63,320,606)    (21,908,001)    (7,158,698)
Preferred dividends...............................            --        (109,195)      (313,738)
                                                    ------------    ------------    -----------
Net loss applicable to common stockholders........  $(63,320,606)   $(22,017,196)   $(7,472,436)
                                                    ============    ============    ===========
Basic and diluted net loss per share applicable to
  common stockholders.............................  $      (2.63)   $      (1.34)   $     (0.98)
                                                    ============    ============    ===========
Shares used in the calculation of basic and
  diluted net loss per share applicable to common
  stockholders....................................    24,083,177      16,445,295      7,618,511
                                                    ============    ============    ===========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                          ACCUMULATED
                                        COMMON STOCK         ADDITIONAL      COMMON          OTHER
                                    ---------------------     PAID-IN         STOCK      COMPREHENSIVE    ACCUMULATED
                                      SHARES      AMOUNT      CAPITAL       ISSUABLE         LOSS           DEFICIT
                                    ----------   --------   ------------   -----------   -------------   -------------
BALANCE AT DECEMBER 31, 1997......   6,523,330   $ 65,233   $    281,656   $        --     $     --      $  (8,620,806)
Net loss..........................          --         --             --            --           --         (7,158,698)
Conversion of Series A Convertible
  Preferred Stock.................   2,155,176     21,552      3,978,439            --           --                 --
Conversion of Series B Convertible
  Preferred Stock.................     520,590      5,206      1,494,794            --           --                 --
Issuance of common stock in
  connection with acquisition.....   3,890,825     38,908     10,461,092            --           --                 --
Exercise of warrants..............       8,887         89            197            --           --                 --
Sale of common stock -- 194,380
  shares issuable.................          --         --             --     1,999,831           --                 --
Employee stock options............          --         --      1,933,025            --           --                 --
Amortization of deferred
  compensation....................          --         --             --            --           --                 --
Accrual of redeemable preferred
  stock dividends.................          --         --             --            --           --           (313,738)
                                    ----------   --------   ------------   -----------     --------      -------------
BALANCE AT DECEMBER 31, 1998......  13,098,808    130,988     18,149,203     1,999,831           --        (16,093,242)
Comprehensive loss:
    Net loss......................          --         --             --            --           --        (21,908,001)
    Unrealized loss on marketable
      securities..................          --         --             --            --      (64,134)                --
    Foreign currency
      translation.................          --         --             --            --      (18,290)                --
Total comprehensive loss..........          --         --             --            --           --                 --
Issuance of common stock
  issuable........................     194,380      1,944      1,997,887    (1,999,831)          --                 --
Initial and secondary public
  offering net of $6,727,500 of
  related costs and expenses......   4,750,000     47,500    120,430,000            --           --                 --
Issuance of common stock in
  connection with acquisition.....     697,664      6,977     59,393,023            --           --                 --
Exercise of warrants and stock
  options.........................     941,147      9,411      1,319,465            --           --                 --
Employee stock options............          --         --        325,000            --           --                 --
Amortization of deferred
  compensation....................          --         --             --            --           --                 --
Reversal of deferred compensation
  of options forfeited............          --         --        (98,231)           --           --                 --
Acceleration of vesting on
  options.........................          --         --        515,191            --           --                 --
Accrual of Redeemable Preferred
  Stock dividends.................          --         --             --            --           --           (109,195)
                                    ----------   --------   ------------   -----------     --------      -------------
BALANCE AT DECEMBER 31, 1999......  19,681,999    196,820    202,031,538            --      (82,424)       (38,110,438)
Comprehensive loss:
    Net loss......................          --         --             --            --           --        (63,320,606)
    Unrealized gain on marketable
      securities..................          --         --             --            --       77,263                 --
    Foreign currency
      translation.................          --         --             --            --      (89,485)                --
Total comprehensive loss..........          --         --             --            --           --                 --
Issuance of common stock in
  connection with merger with
  Jupiter Communications, Inc. ...  14,921,856    149,219    477,600,529            --           --                 --
Issuance of common stock in
  connection with other
  acquisitions....................     134,921      1,349      2,752,603            --           --                 --
Exercise of options...............     416,586      4,166        868,970            --           --                 --
Amortization of deferred
  compensation....................          --         --             --            --           --                 --
Employee stock options............          --         --      2,866,000            --           --                 --
Reversal of deferred compensation
  of options forfeited............          --         --       (425,000)           --           --                 --
Acceleration of vesting on
  options.........................          --         --        113,000            --           --                 --
                                    ----------   --------   ------------   -----------     --------      -------------
BALANCE AT DECEMBER 31, 2000......  35,155,362   $351,554   $685,807,640   $        --     $(94,646)     $(101,431,044)
                                    ==========   ========   ============   ===========     ========      =============


                                                       TOTAL
                                      DEFERRED     STOCKHOLDERS'
                                    COMPENSATION      EQUITY
                                    ------------   -------------
BALANCE AT DECEMBER 31, 1997......  $         --   $ (8,273,917)
Net loss..........................            --     (7,158,698)
Conversion of Series A Convertible
  Preferred Stock.................            --      3,999,991
Conversion of Series B Convertible
  Preferred Stock.................            --      1,500,000
Issuance of common stock in
  connection with acquisition.....            --     10,500,000
Exercise of warrants..............            --            286
Sale of common stock -- 194,380
  shares issuable.................            --      1,999,831
Employee stock options............    (1,933,025)            --
Amortization of deferred
  compensation....................       368,550        368,550
Accrual of redeemable preferred
  stock dividends.................            --       (313,738)
                                    ------------   ------------
BALANCE AT DECEMBER 31, 1998......    (1,564,475)     2,622,305
Comprehensive loss:
    Net loss......................            --    (21,908,001)
    Unrealized loss on marketable
      securities..................            --        (64,134)
    Foreign currency
      translation.................            --        (18,290)
                                                   ------------
Total comprehensive loss..........            --    (21,990,425)
Issuance of common stock
  issuable........................            --             --
Initial and secondary public
  offering net of $6,727,500 of
  related costs and expenses......            --    120,477,500
Issuance of common stock in
  connection with acquisition.....            --     59,400,000
Exercise of warrants and stock
  options.........................            --      1,328,876
Employee stock options............      (325,000)            --
Amortization of deferred
  compensation....................       544,917        544,917
Reversal of deferred compensation
  of options forfeited............        98,231             --
Acceleration of vesting on
  options.........................            --        515,191
Accrual of Redeemable Preferred
  Stock dividends.................            --       (109,195)
                                    ------------   ------------
BALANCE AT DECEMBER 31, 1999......    (1,246,327)   162,789,169
Comprehensive loss:
    Net loss......................            --    (63,320,606)
    Unrealized gain on marketable
      securities..................            --         77,263
    Foreign currency
      translation.................            --        (89,485)
                                                   ------------
Total comprehensive loss..........            --    (63,332,828)
Issuance of common stock in
  connection with merger with
  Jupiter Communications, Inc. ...   (14,560,000)   463,189,748
Issuance of common stock in
  connection with other
  acquisitions....................            --      2,753,952
Exercise of options...............            --        873,136
Amortization of deferred
  compensation....................     2,438,200      2,438,200
Employee stock options............    (2,866,000)            --
Reversal of deferred compensation
  of options forfeited............       425,000             --
Acceleration of vesting on
  options.........................            --        113,000
                                    ------------   ------------
BALANCE AT DECEMBER 31, 2000......  $(15,809,127)  $568,824,377
                                    ============   ============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2000           1999          1998
                                                      ------------   ------------   -----------
OPERATING ACTIVITIES
Net loss............................................  $(63,320,606)  $(21,908,001)  $(7,158,698)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Charge for acquired in process research and
     development....................................            --      6,800,000     1,600,000
  Loss on disposal of equipment.....................            --         43,123        13,174
  Provision for bad debts...........................       191,000        387,000       160,600
  Depreciation and amortization of property and
     equipment......................................     5,452,158        515,912        65,969
  Amortization of deferred compensation and other
     stock-based compensation.......................     2,551,200      1,060,108       368,550
  Amortization of intangibles.......................    46,629,356      7,312,505       479,000
  Minority Interests................................    (5,990,455)    (1,688,542)           --
  Deferred rent.....................................       188,110             --            --
  Changes in operating assets and liabilities
     Receivables....................................   (15,525,002)    (5,000,046)     (427,652)
     Prepaid expenses and other current assets......       147,750        (44,631)      (13,625)
     Other assets...................................      (534,512)        16,653        28,976
     Accounts payable and accrued liabilities.......    (7,216,828)     7,008,832       657,737
     Advance billings to clients....................     3,457,713      3,727,671       393,581
     Due to related parties.........................     3,201,796     (4,261,330)    3,421,510
                                                      ------------   ------------   -----------
Net cash used in operating activities...............   (30,768,320)    (6,030,746)     (410,878)
                                                      ------------   ------------   -----------
INVESTING ACTIVITIES
Purchase of marketable securities...................    (3,125,735)   (14,941,356)           --
Cash acquired, net of acquisition costs and cash
  paid..............................................    32,043,456        500,511     3,185,112
Additions to property and equipment.................   (19,999,230)    (4,733,977)     (117,489)
Proceeds from the sales of fixed assets.............            --             --         5,300
Security deposits...................................      (870,188)      (191,336)           --
                                                      ------------   ------------   -----------
Net cash provided by (used in) investing
  activities........................................     8,048,303    (19,366,158)    3,072,923
                                                      ------------   ------------   -----------
FINANCING ACTIVITIES
Repayment on long term debt.........................      (656,610)    (2,321,771)      (19,155)
Proceeds from exercise of warrants and stock
  options...........................................       873,136      1,328,876     1,500,286
Net proceeds from initial and secondary public
  offering..........................................            --    120,477,500            --
Redemption of redeemable preferred stock............            --     (4,788,955)
Contributions from minority interests...............     5,129,636         71,158            --
Sale of common stock................................            --             --     1,999,831
                                                      ------------   ------------   -----------
Net cash provided by financing activities...........     5,346,162    114,766,808     3,480,962
                                                      ------------   ------------   -----------
Effect of exchange rate changes on cash.............      (129,543)       (18,290)
                                                      ------------   ------------   -----------
Net increase (decrease) in cash and cash
  equivalents.......................................   (17,503,398)    89,351,614     6,143,007
Cash and cash equivalents at beginning of year......    97,363,634      8,012,020     1,869,013
                                                      ------------   ------------   -----------
Cash and cash equivalents at end of year............  $ 79,860,236   $ 97,363,634   $ 8,012,020
                                                      ============   ============   ===========
SUPPLEMENTAL INFORMATION
Interest paid.......................................  $     40,905   $     74,660   $    11,374
                                                      ============   ============   ===========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Jupiter Media Metrix, Inc. (formerly Media Metrix, Inc.), a Delaware corporation, is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Jupiter Media Metrix, Inc., its wholly owned subsidiaries Jupiter Communications, Inc., AdRelevance, Inc., MMXI Nordic and Media Metrix Brasil Ltda., its 72% owned subsidiary Jupiter Media Metrix Japan KK, its 90% owned subsidiary Media Metrix Canada Co., its 51% owned subsidiary Media Metrix Pty. Ltd. Australia and its 50.1% owned subsidiary MMXI Europe, B.V., a Dutch company. Jupiter Communications, in turn, is consolidated with its wholly owned subsidiaries, IRG Acquisition Corp., Net Market Makers, Jupiter Communications Australia Pty Ltd. and Jupiter Communications Scandinavia A.B. MMXI Europe, in turn, is consolidated with its wholly owned subsidiaries, MMXI UK Limited, MMXI France E.U.R.L., MMXI (Deutschland) GmbH, MMXI Italia SRL and MMXI Espana. MMXI Nordic is, in turn, consolidated with its wholly owned subsidiaries, RelevantKnowledge A.B. and NetCheck A.G. All significant intercompany accounts and transactions have been eliminated.

  Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Revenue Recognition

     Revenues from the measurement services include syndicated (recurring) products and services and customized (non-recurring) products and services. Syndicated products and services are sold on a subscription basis. Revenues for such products and services are recognized over the term of the related contract as products or services are provided. Buyers of syndicated products and services typically are billed in advance for up to the next twelve months. Billings rendered in advance of products or services being provided are recorded as "advance billings to clients" in the accompanying consolidated balance sheet. Revenues for customized products and services are recognized in the period in which the products or services are provided.

     Revenues from research services are deferred and then recognized proportionally in operations over the term of the service period, which is generally up to one year. Unearned amounts are recorded as "advance billings to clients" in the accompanying consolidated balance sheet.

     Conference and other revenues are reflected in operations in the period in which the conference occurs or the other services are provided.

  Costs of Revenues

     Costs of revenues consist primarily of panel costs, research analyst costs, including payroll and travel related to research services, and direct costs incurred for the conferences. Costs of establishing and maintaining a panel (a group of consumers who furnish marketing data) are expensed in the year incurred.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

  Commission Expense

     Commissions with the right of charge back are deferred upon the signing of the contract and amortized to commission expense over the contract period in which the related revenues are earned and amortized to income. Commission expense is included within sales and marketing expenses in the accompanying consolidated statements of operations.

  Research and Development Costs

     Research and development costs primarily consist of costs attributable to the development of new products and are expensed as incurred.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. Substantially all cash and cash equivalents are held with four financial institutions at December 31, 2000 and in three financial institutions at December 31, 1999. Jupiter Media Metrix' cash is exposed to risk to the extent the balance of the cash accounts exceeds federally insured limits.

  Marketable Securities

     Jupiter Media Metrix accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of December 31, 2000 and 1999. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

  Concentrations of Credit Risk

     Jupiter Media Metrix' policy is to review a customer's financial condition prior to extending credit and, generally, collateral is not required. Credit losses are provided for in the financial statements and have been within management's expectations. No customer accounted for greater than 10% of our revenues in 2000, 1999 and 1998.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

     Jupiter Media Metrix capitalizes internal-use software costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are amortized using the straight-line method over the estimated useful lives, which is generally three years and are classified as property and equipment (see Note 5). At December 31, 2000 and 1999, internal-use software costs were approximately $9,991,000 and $1,476,000, respectively. Amortization of capitalized internal-use software costs totaled approximately $956,000 for the year ended December 31, 2000. There was no amortization of capitalized internal-use software costs recorded for the years ended December 31, 1999 and 1998.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

  Intangible Assets

     Intangibles, primarily consisting of goodwill resulting from acquisitions, are being amortized by the straight-line method over one to ten years from the date of acquisition (see Note 3).

  Long-Lived Assets

     The carrying values of intangibles and other long-lived assets are reviewed for recoverability periodically or whenever events or changes in circumstances indicate that such amounts have been impaired. Impairment indicators include among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit and a material decrease in the fair value of some or all of the assets. Jupiter Media Metrix uses future undiscounted operating cash flow analysis to evaluate if there has been any impairment. If such an impairment exists, the carrying value of the asset is reduced to its estimated fair value based on discounted cash flows.

  Income Taxes

     Jupiter Media Metrix accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes." In accordance with SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and advanced billings to clients approximate fair value because of the relatively short maturity of these instruments.

  Stock-Based Compensation

     Jupiter Media Metrix accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

  Foreign Currency Translation

     Local currencies are generally considered to be the functional currency for operations outside the United States. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expenses accounts using a weighted average exchange rate during the year. The resulting translation adjustments are reported in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income.

  Comprehensive Income (Loss)

     Jupiter Media Metrix adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," in the first quarter of fiscal 1999. As required by FAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and accumulated other comprehensive income (loss), amounted to approximately $63,333,000 for the year ended December 31, 2000

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES and approximately $21,990,000 for the year ended December 31, 1999. As of December 31, 2000, accumulated other comprehensive loss consisted of approximately a $13,000 gain and a $108,000 loss for the change in unrealized gain on securities and foreign currency translations, respectively. As of December 31, 1999, accumulated other comprehensive loss consisted of losses of approximately $64,000 and $18,000 for the change in unrealized loss on securities and foreign currency translations, respectively. No other comprehensive income (loss) existed during 1998.

  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB 101, as amended, was implemented in the fourth quarter of 2000 and did not have an impact on Jupiter Media Metrix' financial position, results of operations or cash flows.

2. BASIC AND DILUTED NET LOSS PER SHARE

     Jupiter Media Metrix computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon exercise of employee stock options and warrants (see Note
11), as the effect of such exercises would be antidilutive.

     The following sets forth the computation of basic and diluted net loss per share:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    2000           1999          1998
                                                ------------   ------------   -----------
Numerator:
  Net Loss....................................  $(63,320,606)  $(21,908,001)  $(7,158,698)
  Preferred stock dividends...................            --       (109,195)     (313,738)
                                                ------------   ------------   -----------
  Net Loss applicable to common
     stockholders.............................  $(63,320,606)  $(22,017,196)  $(7,472,436)
                                                ============   ============   ===========
Denominator for basic and diluted loss per
  share weighted average shares...............    24,083,177     16,445,295     7,618,511
                                                ============   ============   ===========
Basic and diluted loss per share applicable to
  common stockholders.........................  $      (2.63)  $      (1.34)  $     (0.98)
                                                ============   ============   ===========

3. ACQUISITIONS

     Effective January 1, 2000, Jupiter Media Metrix acquired the internet audience measurement business operated by SIFO Group AB ("SIFO") in Sweden. The new company, MMXI Nordic, is a wholly owned subsidiary of Jupiter Media Metrix. Jupiter Media Metrix acquired all of the outstanding shares of MMXI Nordic in exchange for $5,692,000 and 52,000 shares of Jupiter Media Metrix' common stock. In connection with this acquisition, SIFO purchased 8.0% of MMXI Europe, reducing Jupiter Media Metrix' ownership to 50.1%. The 1999 operations of the business acquired from SIFO were not significant.

     On September 20, 2000, the Company completed a merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter Communications") by issuing 14,921,856 shares of Jupiter Media Metrix' common stock in exchange for all of the outstanding common stock of Jupiter Communications. In addition, Jupiter Media

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

Metrix assumed all the outstanding stock options to purchase common stock of Jupiter Communications. The total purchase price of $470.1 million, including merger related costs and expenses of $6.9 million, was tentatively allocated to the net assets acquired of $78.5 million, including cash of $44.2 million, and goodwill and other intangibles of $391.6 million. In addition, deferred compensation of $14.6 million, which represents the intrinsic value of unvested Jupiter Communications options, was recorded. In connection with the closing of the Merger, the company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

     In connection with Jupiter Communications' acquisition of Net Market Makers, Inc. in April 2000, additional consideration was payable based on the achievement of certain post-closing goals. As of December 31, 2000, Jupiter Media Metrix has recorded additional goodwill of approximately $4,000,000 related to Net Market Makers having achieved these post-closing goals.

     On October 8, 1999, Jupiter Media Metrix acquired all the outstanding shares of preferred and common stock of AdRelevance and outstanding options and warrants to purchase shares of AdRelevance common stock in exchange for 697,664 shares of Jupiter Media Metrix common stock and 222,164 options and warrants to purchase shares of Jupiter Media Metrix common stock valued at approximately $59.4 million. The purchase price was allocated as follows: (i) net operating assets acquired of $1,434,000, including cash of $1,320,000, (ii) acquired in-process research and development of $6,800,000, (iii) debt of $2,339,000, and intangibles of $54,324,000, including related costs and expenses of approximately $819,000. Acquired in-process research and development represents the value attributed to eight technologies in development using the discounted value (using a 32% discount rate) of the expected cash flow streams attributed to those items. Adjustments were made to the expected cash flow streams to incorporate obsolescence of the technologies, the risk of similar technologies emerging in the marketplace, and other factors that may reduce the value realized from the in-process technologies. The technologies relate to tracking non-banner advertising (valued at $4,911,000), reporting advertising in certain sections of advertising (valued at $555,000), reporting and comparing advertising activity among different industries (valued at $551,000), reporting details of advertising activities of Web media networks (valued at $443,000) and four other technologies to help enhance tracking, recognition, analysis and/or reporting of advertising (valued at $340,000). As of the acquisition date, the aforementioned technologies were 20% to 64% complete and were completed in 2000.

     On October 8, 2000, Jupiter Media Metrix issued an additional 82,921 shares of common stock and 17,450 options to purchase shares of Jupiter Media Metrix common stock valued at approximately $995,000 based upon AdRelevance's achievement of certain post-closing goals in connection with the acquisition of AdRelevance. This amount has been recorded as additional goodwill.

     On November 5, 1998, Jupiter Media Metrix and an unrelated entity, RelevantKnowledge, Inc. ("RKI") entered into an agreement and plan of reorganization whereby RKI was merged into Jupiter Media Metrix. The stockholders of RKI exchanged all outstanding preferred and common stock of RKI for 3,890,825 newly issued shares of common stock in Jupiter Media Metrix. The fair value of the Jupiter Media Metrix common stock issued to the previous stockholders and option and warrant holders of RKI was approximately $10,500,000. The purchase price was allocated as follows: (i) net operating assets acquired of $3,182,000, including cash of $3,185,000, (ii) acquired in-process research and development of $1,600,000, (iii) debt of $372,000, and
(iv) intangibles of $6,416,000, including related costs and expenses of approximately $326,000.

     RKI had issued warrants to acquire shares of its common stock in connection with prior sales of preferred and common stock and convertible secured promissory notes. Such warrants were exchanged for warrants to purchase 360,907 shares of Jupiter Media Metrix stock and were immediately exercisable as follows: 266,635 at $0.03 per share, 67,097 at $6.43 per share, 12,055 at $0.19 per share, 7,778 at $2.57 per share and 7,342 at $5.14 per share. All warrants were exercised in 1998 and 1999. In addition, RKI had issued options to purchase shares of its common stock to its employees pursuant to a stock option plan. Such options were exchanged for options to purchase 46,775 shares of Jupiter Media Metrix common stock at an exercise price of $2.39 per share. All options are immediately exercisable and expire from 2006 to 2008.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

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

     The estimates used by Jupiter Media Metrix in valuing in-process research and development were based on assumptions management believes to be reasonable but which are inherently uncertain and unpredictable. Jupiter Media Metrix' assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from projected results.

     The above referenced mergers and acquisitions were accounted for using the purchase method of accounting and the operations of Jupiter Communications, SIFO, AdRelevance and RKI have been included in the accompanying consolidated financial statements from the respective dates of the mergers or acquisitions.

     The following table reflects unaudited pro forma results of operations of Jupiter Media Metrix and Jupiter Communications on the basis that the merger had taken place on January 1, 1999 and January 1, 2000, and AdRelevance on the basis that the acquisition had taken place on January 1, 1999:

                                                        YEAR ENDED DECEMBER 31,
                                                       --------------------------
                                                          2000           1999
                                                       -----------    -----------
                                                       {(IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)}
Revenues from sales of services......................   $ 142,824      $  58,587
                                                        =========      =========
Net loss applicable to common stockholders...........   $(138,759)     $(125,179)
                                                        =========      =========
Basic and diluted net loss per share applicable to
  common stockholders................................   $   (3.99)     $   (3.92)
                                                        =========      =========
Shares used in calculation of basic and diluted net
  loss per share applicable to common stockholders...      34,806         31,895
                                                        =========      =========

     In management's opinion, the unaudited pro forma results of operations are not indicative of the actual results that would have occurred had the AdRelevance acquisition been consummated on January 1, 1999, and the Merger with Jupiter Communications on January 1, 1999 or on January 1, 2000, or of future operations of the combined companies under the management of Jupiter Media Metrix.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

4. MARKETABLE SECURITIES

     Marketable securities consist of the following:

                                                                   DECEMBER 31, 2000
                                                      -------------------------------------------
                                                                      UNREALIZED
                                                         COST            GAIN         FAIR VALUE
                                                      -----------    -------------    -----------
AVAILABLE FOR SALE SECURITIES
Corporate bonds.....................................  $11,587,507      $  10,419      $11,597,926
Government securities...............................    4,756,103             --        4,756,103
Asset-backed securities.............................      519,419          1,340          520,759
Certificates of deposit.............................    1,204,062          1,370        1,205,432
                                                      -----------      ---------      -----------
                                                      $18,067,091      $  13,129      $18,080,220
                                                      ===========      =========      ===========

                                                                   DECEMBER 31, 1999
                                                      -------------------------------------------
                                                                      UNREALIZED
                                                         COST        GAIN/(LOSSES)    FAIR VALUE
                                                      -----------    -------------    -----------
AVAILABLE FOR SALE SECURITIES
Corporate bonds.....................................  $ 4,244,057      $  (9,015)     $ 4,235,042
Government securities...............................    2,894,240         11,604        2,905,844
Asset-backed securities.............................    6,805,975       (100,170)       6,705,805
Certificates of deposit.............................      997,084         33,447        1,030,531
                                                      -----------      ---------      -----------
                                                      $14,941,356      $ (64,134)     $14,877,222
                                                      ===========      =========      ===========

     There were no material realized gains or losses from sales of securities during the years ended December 31, 2000 and 1999.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000           1999
                                                     -----------    ----------
Furniture and fixtures.............................  $ 3,181,852    $  475,902
Machinery and equipment............................      839,912            --
Computer equipment.................................   17,543,587     3,307,868
Computer software..................................    9,991,312     1,475,527
Leasehold improvements.............................    9,881,051       609,187
                                                     -----------    ----------
                                                      41,437,714     5,868,484
Less accumulated depreciation and amortization.....    6,012,975       560,817
                                                     -----------    ----------
                                                     $35,424,739    $5,307,667
                                                     ===========    ==========

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

6. INTANGIBLES

     Intangibles consist of the following:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------    -----------
Goodwill.........................................  $511,647,266    $59,339,766
Trademark........................................     2,759,698             --
Other............................................     1,629,104      1,400,000
                                                   ------------    -----------
                                                    516,036,068     60,739,766
Less accumulated amortization....................    54,420,861      7,791,505
                                                   ------------    -----------
                                                   $461,615,207    $52,948,261
                                                   ============    ===========

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
Trade accounts payable............................  $ 6,913,103    $ 3,318,222
Payroll and other related costs...................    9,655,426      2,183,381
Net Market Maker Earnout..........................    4,000,000             --
Accrued taxes other than income...................    6,985,123             --
Panel costs.......................................      161,327      1,296,105
Amounts due minority interests for reimbursement
  of expenses.....................................           --      1,282,231
Other.............................................    4,496,685      2,035,553
                                                    -----------    -----------
                                                    $32,211,664    $10,115,492
                                                    ===========    ===========

8. RELATED PARTY TRANSACTIONS

     Effective April 1, 1996 and as amended on September 30, 1998, The NPD Group, Inc. ("NPD"), the company which founded Jupiter Media Metrix and a major stockholder, and Jupiter Media Metrix entered into a management services agreement whereby NPD provides, among other services, Jupiter Media Metrix with computer processing capacity and certain administrative functions. As compensation for the services, Jupiter Media Metrix pays NPD, on a monthly basis, an amount equal to (a) all expenses reasonably incurred by NPD in performance of its duties under this agreement and (b) 105% of NPD's overhead allocable to Media Metrix, as defined. The agreement may be terminated by either party upon 90 days notice, provided NPD may not terminate prior to March 31, 2002. Such charges pursuant to this agreement during the years ended December 31, 2000, 1999 and 1998 amounted to approximately $5,401,000, $2,703,000, and
$6,023,000, respectively. At December 31, 2000, 1999 and 1998, Jupiter Media Metrix owed approximately $579,000, $444,000 and $4,706,000, respectively, to NPD for such services. Such amounts are non-interest bearing.

     Jupiter Media Metrix has entered into a Services Agreement with NPD as of September 30, 1998 and has granted NPD access to its databases for any business purpose of NPD that is not in direct competition with that of Jupiter Media Metrix. Jupiter Media Metrix also has granted NPD a non-exclusive license to use certain computer software owned by it. Under the terms of the Services Agreement, Jupiter Media Metrix

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES receives a monthly fee of $2,500 plus expenses. The Services Agreement is terminable by either party with 120 days notice.

     Jupiter Media Metrix has entered into a license agreement with NPD dated as of November 5, 1998. NPD has granted to Jupiter Media Metrix an exclusive, non-transferable worldwide license to use certain NPD software. The fee is $11,000 per month, payable quarterly.

     AMR Interactive Pty. Ltd. ("AMR"), a minority owner of Media Metrix Pty. Limited Australia ("Australia"), provides panel recruitment, enumeration and operation services, and sales and administration services to Australia. Such charges were approximately $972,000 for the year ended December 31, 2000. As of December 31, 2000, Jupiter Media Metrix owed AMR approximately $284,000 related to such services.

     Market Intelligence Corporation ("MiC"), a minority owner of Jupiter Media Metrix Japan KK ("Japan"), provides panel recruitment, enumeration and operation services to Japan. Such charges were approximately $2,375,000 for the year ended December 31, 2000. As of December 31, 2000, Jupiter Media Metrix owed MiC approximately $610,000 related to such services.

     IPSOS S.A. ("IPSOS") and GfK A.G. ("GfK"), each a minority owner of MMXI Europe B.V., provide panel recruitment, enumeration and operation services to MMXI Europe. Such charges were approximately $3,044,000 and $975,000, respectively, for each of IPSOS and GfK for the year ended December 31, 2000. As of December 31, 2000, Jupiter Media Metrix owed each of IPSOS and GfK approximately $1,877,000 and $296,000, respectively, related to such services.

9. LONG-TERM DEBT

     During 1999 and 2000, Jupiter Media Metrix financed the premium due on their directors and officers liability insurance at a rate of 6% per annum. Such debt is payable in monthly principal and interest payments of $40,385, and matures in November 2001. The balance as of December 31, 2000 was $444,237.

     In connection with the Merger with Jupiter Communications, Jupiter Media Metrix assumed a convertible promissory note that matures on January 7, 2001. The balance as of December 31, 2000 was $266,608. The promissory note was repaid in January 2001.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

10. INCOME TAXES

     Significant components of Jupiter Media Metrix' deferred income taxes are as follows:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
DEFERRED TAX ASSETS
  Net operating loss carryforwards..............  $ 18,965,000    $ 12,845,000
  Amounts payable to related party..............            --         178,000
  Accrued expenses..............................     4,554,000              --
Accounts receivable reserves....................     1,143,000         200,000
                                                  ------------    ------------
Total deferred tax assets.......................    24,662,000      13,223,000
DEFERRED TAX LIABILITIES
  Deferred compensation.........................     5,443,000              --
  Capitalized software..........................     1,284,000              --
  Amortization..................................     1,260,000              --
                                                  ------------    ------------
Total deferred tax liabilities..................     7,987,000              --
                                                  ------------    ------------
Net deferred tax assets.........................    16,675,000      13,223,000
Valuation allowance for deferred tax assets.....   (16,675,000)    (13,223,000)
Net deferred income taxes.......................  $         --    $         --
                                                  ============    ============

     At December 31, 2000, Jupiter Media Metrix has available net operating loss carryforwards ("NOLs") of approximately $43,103,000 for Federal income tax purposes that expire in 2012 through 2020. Included in such amounts are AdRelevance and RKI pre-acquisition NOLs of approximately $3,550,000 and $11,000, respectively, which expire through 2013. As a result of the RKI acquisition, under Section 382 of the Internal Revenue Code, utilization of such NOLs will be limited to approximately $600,000 per year through 2013. Future benefits, if any, from the acquired NOLs would first reduce the intangibles acquired and then income tax expense.

     As of the respective acquisition dates, RKI and AdRelevance had net deferred tax assets of $4,329,000 and $800,000, respectively, with equal valuation allowances.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since Jupiter Media Metrix has incurred losses since inception, Jupiter Media Metrix has established full valuation allowances for deferred tax assets. The change in the valuation allowance for the years ended December 31, 2000, 1999 and 1998, excluding acquired valuation allowances, was $3,452,000, 4,053,000 and $2,670,000, respectively.

11. STOCK OPTIONS

     Jupiter Media Metrix adopted the 1998 Equity Incentive Plan (the "1998 Plan") in November 1998 and, in May 2000, it adopted the 2000 Equity Incentive Plan which was subsequently amended and restated (the "2000 Plan"). Under the 1998 Plan, Jupiter Media Metrix may award incentive and other non-statutory stock options, stock appreciation rights, restricted stock and performance stock units and other stock units which are valued by reference to the value of the common stock. Jupiter Media Metrix also maintains the Jupiter Media Metrix Stock Option Plan ("Jupiter Media Metrix Plan"), which provides for the award of up to 519,222 shares of common stock in the form of incentive stock options and non-statutory stock options. In February 1999, the Board of Directors adopted, and the shareholders subsequently approved in April 1999, an

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES amendment to increase the number of shares under the 1998 Plan from 732,400 to 1,318,320. Jupiter Media Metrix is authorized to issue awards of up to 4,000,000 shares of common stock, subject to an automatic adjustment each year as described in the 2000 Plan.

     In October 1998, Jupiter Media Metrix changed the provisions of all its outstanding stock options granted prior to such time by removing the requirement of the occurrence of an initial public offering before such options became exercisable. This change resulted in a new measurement date. Accordingly, Jupiter Media Metrix established, as a separate component of stockholders' equity, deferred compensation (approximately $724,000) equal to the number of options granted times the difference in their exercise price and $2.30, the estimated fair value of the common stock at the time of the new measurement date, and recorded compensation expense in 1998 of approximately $348,000 representing the portion of the deferred compensation which vested through December 31, 1998. During 2000 and 1999, $90,000 and $123,000 of the deferred compensation was amortized, respectively.

     On December 3, 1998, Jupiter Media Metrix issued stock options to employees to purchase 153,072 shares of common stock at $2.39 per share, which was considered to be the fair value of the common stock at that time. Soon thereafter, Jupiter Media Metrix issued shares at $10.29 per share (see Note
13); accordingly, for accounting purposes, Jupiter Media Metrix used such per share value to record an additional deferred compensation charge of $1,209,000 of which approximately $304,000, $361,000 and $20,000 was amortized in 2000, 1999 and 1998, respectively. In addition, during 1999 Jupiter Media Metrix recorded an additional $325,000 of deferred compensation related to stock options of which $82,000 and $61,000 of the deferred compensation was amortized in 2000 and 1999, respectively. Jupiter Media Metrix also recorded a non-cash compensation charge amounting to approximately $515,000 relating to the acceleration of the vesting provisions of certain stock options.

     On July 5, 2000, Jupiter Media Metrix issued stock options to employees to purchase 712,800 shares of common stock at $23.16 per share, below fair market value, and recorded deferred compensation of $2,866,000. During 2000, $358,000 of the deferred compensation was amortized. In addition, deferred compensation of $14,560,000, which represents the intrinsic value of unvested Jupiter Communications options, of which $1,604,000 was amortized during 2000, was recorded on September 20, 2000 in connection with the merger with Jupiter Communications.

                                         2000                         1999                        1998
                              --------------------------   --------------------------   ------------------------
                               SHARES        WEIGHTED       SHARES        WEIGHTED      SHARES       WEIGHTED
                                UNDER        AVERAGE         UNDER        AVERAGE        UNDER       AVERAGE
                               OPTION     EXERCISE PRICE    OPTION     EXERCISE PRICE   OPTION    EXERCISE PRICE
                              ---------   --------------   ---------   --------------   -------   --------------
Balance beginning of year...  1,838,816       $ 1.26         696,130       $ 1.26       283,093       $0.17
Grants......................  1,630,321        21.10       1,047,320        32.62       373,219        1.97
Exercises...................   (416,586)        2.09         (70,519)        1.19            --          --
Forfeitures.................   (404,844)       19.55         (56,279)        2.97        (6,957)       2.30
Options issued in connection
  with acquisitions.........  4,086,674        14.05         222,164         3.77        46,775        2.39
                              ---------                    ---------                    -------
Balance, end of year........  6,734,381        17.50       1,838,816        19.38       696,130        1.26
                              =========                    =========                    =======
Exercisable at end of
  year......................  1,802,803       $ 9.48         354,663       $ 1.17       133,242       $0.39
                              =========                    =========                    =======
Weighted-average fair value
  of options issued during
  the period................                  $17.74                       $23.07                     $3.42

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following tables summarize information about stock options outstanding at December 31, 2000:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE}
                      -----------------------------------------   ----------------------------
                                                    WEIGHTED                       WEIGHTED
                                  AVERAGE LIFE      AVERAGE                        AVERAGE
EXERCISE PRICE RANGE   OPTIONS     (IN YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
- --------------------  ---------   ------------   --------------   -----------   --------------
$ 0.02 -  0.23          191,204       7.1             0.16           146,853         0.14
  0.33 -  0.56          447,205       4.2             0.49           402,853         0.49
  1.85 -  3.71        1,265,559       5.9             2.68           598,628         2.58
  6.23 -  9.95          737,477       8.3             7.64           123,951         6.24
 11.25 - 19.36          819,802       8.1            14.69           204,269        14.70
 20.50 - 36.75        2,676,715       9.3            26.43           178,469        28.58
 37.00 - 44.75          271,371       9.0            40.73            57,212        40.88
 45.00 - 51.80          325,048       8.7            45.35            90,568        45.35
                      ---------                                    ---------
                      6,734,381       8.3            17.50         1,802,803         9.48
                      =========                                    =========

  Fair Value Disclosures

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if Jupiter Media Metrix has accounted for its stock options under the fair value method of that statement. The fair value for those options granted prior to Jupiter Media Metrix' public offering was estimated using the minimum value method with the following assumptions: no dividend yield, weighted-average expected life of the option of five years, and risk-free interest rates of 5.7%, 6.2% and 6.1% for the years ended December 31, 1998, 1999 and 2000, respectively.

     For those options granted after Jupiter Media Metrix became a public entity an expected volatility factor of 98% and 97% was used for the Black-Scholes option pricing model for the years ended December 31, 2000 and 1999, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions included the expected stock price volatility. Because Jupiter Media Metrix' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Jupiter Media Metrix' pro forma financial information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2000            1999           1998
                                            ------------    ------------    -----------
Net loss applicable to common stockholders
  as reported.............................  $(63,320,606)   $(22,017,196)   $(7,472,436)
                                            ============    ============    ===========
Pro forma.................................  $(69,957,689)   $(22,973,184)   $(7,487,969)
                                            ============    ============    ===========
Net loss applicable to common stockholders
  per share:
As reported...............................  $      (2.63)   $      (1.34)   $     (0.98)
                                            ============    ============    ===========
Pro forma.................................  $      (2.90)   $      (1.40)   $     (0.98)
                                            ============    ============    ===========

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

12. LEASE COMMITMENTS

     Jupiter Media Metrix leases office space in the United States and other countries. At December 31, 2000, the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

Year ending December 31:
2001....................................................  $ 8,135,000
2002....................................................    8,536,000
2003....................................................    8,905,000
2004....................................................    8,021,000
2005....................................................    6,978,000
Thereafter..............................................   56,245,000
                                                          -----------
                                                          $96,820,000
                                                          ===========

     Future minimum lease payments have not been reduced by future minimum sublease rentals of $142,000 under operating leases. Rent expense approximated $3,000,000, $861,000 and $356,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

13. STOCKHOLDERS' EQUITY

     As disclosed in Note 3, Jupiter Media Metrix issued 14,921,856 and 134,921 shares of common stock in connection with the merger with Jupiter Communications and acquisitions of MMXI Nordic and AdRelevance in 2000, 697,664 shares of common stock in connection with its acquisition of AdRelevance in 1999 and 3,890,825 shares of common stock in connection with its acquisition of RKI in 1998.

     On January 4, 1999, Jupiter Media Metrix issued to a foreign investor 194,380 shares of common stock at a purchase price per share of $10.29, for an aggregate purchase price of approximately $2,000,000, pursuant to a stock purchase agreement. Jupiter Media Metrix had received the proceeds from this transaction on December 31, 1998 and had recorded "common stock issuable" in the 1998 consolidated balance sheet.

     In May 1999, Jupiter Media Metrix consummated an initial public offering (the "IPO") of 3,000,000 shares of common stock at a price of $17 per share. The underwriters in connection with the IPO exercised their over-allotment option to purchase an additional 250,000 shares from Jupiter Media Metrix and 200,000 shares from existing shareholders at a price of $17 per share. The total net proceeds to Jupiter Media Metrix amounted to approximately $49,383,000 after deducting the underwriters' discount and related expenses of $5,867,000.

     In October 1999, Jupiter Media Metrix consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by Jupiter Media Metrix and 1,500,000 shares were sold by existing stockholders. The net proceeds to Jupiter Media Metrix were $71,095,000 after deducting the underwriters' discount and related expenses.

     Jupiter Media Metrix has reserved 9,446,831 shares of common stock for issuance upon the exercise of all outstanding options and warrants at December 31, 2000.

14. INTERNATIONAL OPERATIONS

     In September 1999, Jupiter Media Metrix entered into a venture with GfK AG and IPSOS SA to form MMXI Europe B.V. In March 2000, in connection with Jupiter Media Metrix' acquisition of MMXI Nordic, SIFO became a shareholder of MMXI Europe. Jupiter Media Metrix owns 50.1%, GfK owns 19.9%, IPSOS owns 22.0% and SIFO owns 7.9% of MMXI Europe.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     In December 1999, Jupiter Media Metrix formed Media Metrix Japan KK, now known as Jupiter Media Metrix Japan KK, as a wholly owned subsidiary. Effective January 1, 2000, Jupiter Media Metrix entered into a venture with Marketing Intelligence Corporation ("MiC") to own and operate Jupiter Media Metrix K.K. in Japan. Jupiter Media Metrix owns 72% and MiC owns 28% of the company.

     In January 2000, Jupiter Media Metrix entered into a venture with ComQUEST Research Inc. ("ComQUEST") to form Media Metrix Canada Co. Pursuant to the terms of the agreement, Jupiter Media Metrix owns 90% and ComQUEST owns 10% of the venture.

     Effective January 1, 2000, Jupiter Media Metrix acquired the Internet audience measurement business operated by SIFO in Sweden (see Note 3).

     Effective January 1, 2000, Jupiter Media Metrix entered into a venture with IPSOS to form JMXI Latin America B.V., a Netherlands company. Jupiter Media Metrix owns 51% and IPSOS owns 49% of the company.

     In March 2000, Jupiter Media Metrix entered into a venture with AMR to form Media Metrix Pty. Limited Australia. Jupiter Media Metrix owns 51% and AMR owns 49% of the company.

     In September 2000, Jupiter Media Metrix entered into a venture with IHA Institut fur Marketanalysen ("IHA"), an affiliate of GfK to form MMXI Switzerland GmbH, a Swiss company. Jupiter Media Metrix owns 19.9% and IHA owns 80.1% of the company.

     In connection with the formation of each of the international ventures, Jupiter Media Metrix granted each of its venture partners an option, subject to certain conditions, to exchange such partners shares in the respective ventures for shares of Jupiter Media Metrix common stock. If any partner elects to exercise its option to convert its shares into shares of Jupiter Media Metrix common stock, Jupiter Media Metrix will need to record additional goodwill in an amount equal to the difference between the then fair market value of the shares of Jupiter Media Metrix' common stock, multiplied by the number of shares issued and the net book value of the joint venture of which such partner is a shareholder attributable to such partner.

15. SEGMENT INFORMATION

     Prior to the merger with Jupiter Communications on September 20, 2000, Jupiter Media Metrix operated in one business segment, providing Internet and digital measurement products and services.

     Currently, Jupiter Media Metrix operates in three business segments. Its business units include Media Metrix and AdRelevance, which offer clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Jupiter Events, a leading provider of conferences focusing on the global digital economy.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following table presents information about Jupiter Media Metrix' operating segments for the year ended December 31, 2000:

                                                       MEDIA METRIX AND    JUPITER     JUPITER EVENTS
                                            TOTAL        ADRELEVANCE       RESEARCH      AND OTHER
                                          ---------    ----------------    --------    --------------
                                                             (IN THOUSANDS)}
Revenues................................  $  77,778        $51,829         $17,238         $8,711
Cost of revenues........................     32,752         20,955           7,181*         4,616
                                          ---------        -------         -------         ------
Gross Profit............................     45,026        $30,874          10,057         $4,096
                                                           =======         =======         ======
Non-allocated expenses..................   (108,347)
                                          ---------
Net loss................................  $ (63,321)

- ---------------
* All research personnel compensation is charged to Jupiter Research. No allocation is made for research personnel involved in Jupiter Events.

     The following table presents information about Jupiter Media Metrix by geographic area for the year ended December 31, 2000:

                                                            REVENUES
                                                         --------------
                                                         (IN THOUSANDS)
United States..........................................     $66,656
International..........................................      11,122
                                                            -------
                                                            $77,778
                                                            =======

     There were no material international revenues for the year ended December 31, 1999 and 1998. There are no significant long-lived assets outside the United States. In addition, Jupiter Media Metrix has not allocated its assets to the reportable segments.

                                                                     SCHEDULE II

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                    BALANCE AT    CHARGED TO      CHARGED                        BALANCE
                                    BEGINNING     COSTS AND      TO OTHER                        AT END
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(A)    DEDUCTIONS(B)    OF PERIOD
- -----------                         ----------    ----------    -----------    -------------    ---------
                                                               (IN THOUSANDS)
Reserves and allowances deducted
  from assets to which they apply:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2000......     $500          $191         $2,330           $424          $2,597
Year ended December 31, 1999......     $220          $387             --           $107          $  500
Year ended December 31, 1998......     $100          $161             --           $ 41          $  220

- ---------------
(a) Reserves acquired in connection with mergers and acquisitions.

(b) Write-offs of amounts against allowance provided.