Form 10-Q
period 2001-03-31
JUPITER MEDIA METRIX INC
filed 2001-05-15
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------

                                    FORM 10-Q

(Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 000-25943

                           JUPITER MEDIA METRIX, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                     11-3374729
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)

           21 ASTOR PLACE, 6TH FLOOR
                  NEW YORK, NY                                      10003
    (Address of principal executive offices)                     (Zip Code)

                                 (212) 780-6060
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 8, 2001, there were 35,465,054 shares of the registrant's common stock, $.01 par value, outstanding.

                           JUPITER MEDIA METRIX, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)...................................     3
              Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000........     3
              Consolidated Statements of Operations -- Three Months Ended
                   March 31, 2001 and 2000...............................................     4
              Consolidated Statement of Stockholders' Equity -- Three Months Ended
                   March 31, 2001........................................................     5
              Consolidated Statements of Cash Flows -- Three Months Ended
                   March 31, 2001 and 2000...............................................     6
              Notes to Consolidated Financial Statements.................................     7
Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................    10
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.........................    16

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...............................................................    27
Item 2.  Changes in Securities and Use of Proceeds.......................................    27
Item 3.  Defaults Upon Senior Securities.................................................    27
Item 4.  Submission of Matters to a Vote of Security Holders.............................    27
Item 5.  Other Information...............................................................    27
Item 6.  Exhibits and Reports on Form 8-K................................................    27

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,       DECEMBER 31,
                                                                  2001             2000
                                                                ---------       -----------
ASSETS
Current assets:
    Cash and cash equivalents ...........................       $  60,780        $  79,860
    Marketable securities ...............................          13,503           18,080
    Receivables:
       Trade, less allowance for doubtful accounts of
         $1,972 in 2001 and $2,597 in 2000 ..............          32,258           33,766
       Expenditures billable to clients .................             915            1,253
                                                                ---------        ---------
    Total receivables ...................................          33,173           35,019
    Prepaid expenses and other current assets ...........           7,420            6,819
                                                                ---------        ---------
Total current assets ....................................         114,876          139,778
Property and equipment at cost, net of accumulated
  depreciation and amortization of $7,905 in 2001 and
  $6,013 in 2000 ........................................          32,627           35,425
Intangibles acquired, net of accumulated amortization of
  $81,501 in 2001 and $54,421 in 2000 ...................         434,131          461,615
Due from minority interests in consolidated subsidiaries            2,455            2,478
Other assets ............................................           8,486            7,680
                                                                ---------        ---------
Total assets ............................................       $ 592,575        $ 646,976
                                                                =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ............       $  35,878        $  32,212
    Due to related parties ..............................           1,378            3,646
    Advance billings to clients .........................          35,693           39,923
    Current portion of long-term debt ...................             360              711
                                                                ---------        ---------
Total current liabilities ...............................          73,309           76,492
Deferred rent ...........................................           2,038            1,659
Long-term debt ..........................................              --               --
Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $.01 par value -- shares authorized:
       10,000,000 in 2001 and 2000, none issued and
       outstanding ......................................              --               --
    Common stock, $.01 par value -- shares authorized:
       150,000,000 in 2001 and 2000; shares issued and
       outstanding: 35,453,466 in 2001 and
       35,155,362 in 2000 ...............................             355              351
    Additional paid-in capital ..........................         685,360          685,808
    Accumulated other comprehensive loss ................             736              (95)
    Accumulated deficit .................................        (155,595)        (101,431)
    Deferred compensation ...............................         (13,628)         (15,809)
                                                                ---------        ---------
Total stockholders' equity ..............................         517,228          568,824
                                                                ---------        ---------
Total liabilities and stockholders' equity ..............       $ 592,575        $ 646,976
                                                                =========        =========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             2001            2000
                                                           --------        --------
Revenues:
   Measurement .....................................       $ 14,280        $ 10,204
   Research services ...............................         14,296              --
   Events and other ................................            987              --
                                                           --------        --------
Total revenues .....................................         29,563          10,204
Cost of revenues ...................................         13,759           4,411
                                                           --------        --------
Gross profit .......................................         15,804           5,793
Operating expenses:
   Research and development ........................          7,201           2,916
   Sales and marketing .............................         11,703           4,129
   General and administrative ......................         10,631           3,089
   Amortization of deferred compensation and other
     stock-based compensation ......................          1,453             282
   Amortization of intangibles .....................         27,454           5,565
   Restructuring and other charges .................         13,825              --
                                                           --------        --------
Total operating expenses ...........................         72,267          15,981
                                                           --------        --------
Loss from operations ...............................        (56,463)        (10,188)
Minority interests .................................          1,867             478
Loss on sale of subsidiary .........................           (664)             --
Realized loss on foreign exchange ..................           (184)             --
Interest income, net ...............................          1,280           1,601
                                                           --------        --------
Net loss applicable to common stockholders .........       $(54,164)       $ (8,109)
                                                           ========        ========
Basic and diluted net loss per share applicable to
   common stockholders .............................       $  (1.53)       $  (0.41)
                                                           ========        ========
Shares used in the calculation of basic and  diluted
   net loss per share applicable to common
   stockholders ....................................         35,327          19,718
                                                           ========        ========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                             COMMON STOCK   ADDITIONAL                                                    TOTAL
                                            --------------   PAID-IN     ACCUMULATED OTHER  ACCUMULATED    DEFERRED    STOCKHOLDERS'
                                            SHARES  AMOUNT   CAPITAL    COMPREHENSIVE LOSS   DEFICIT     COMPENSATION    EQUITY
                                            ------  ------  ----------  ------------------  -----------  ------------  ------------
CONSOLIDATED BALANCE AT
 DECEMBER 31, 2000 .......................  35,155  $  351   $685,808        $    (95)       $(101,431)    $(15,809)    $568,824
Comprehensive loss:
 Net loss ................................      --      --         --              --          (54,164)          --      (54,164)
 Unrealized gain on marketable
  securities .............................      --      --         --               9              --            --            9
 Foreign currency translation ............      --      --         --             822              --            --          822
                                                                                                                        --------
Total comprehensive loss .................      --      --         --              --              --            --      (53,333)
Exercise of options ......................     298       4        280              --              --            --          284
Amortization of deferred compensation ....      --      --         --              --              --         1,428        1,428
Reversal of deferred compensation of
 options forfeited .......................      --      --       (753)             --              --           753           --
Acceleration of vesting on options .......      --      --         25              --              --            --           25
                                            ------  ------   --------        --------        ---------     --------     --------
CONSOLIDATED BALANCE AT MARCH 31, 2001 ...  35,453  $  355   $685,360        $    736        $(155,595)    $(13,628)    $517,228
                                            ======  ======   ========        ========        =========     ========     ========

                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED MARCH 31,
                                                         2001              2000
                                                       --------          --------
OPERATING ACTIVITIES
Net loss ...........................................   $(54,164)         $ (8,109)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Restructuring and other charges ...............     13,825                --
     Loss on sale of subsidiary ....................        664                --
     Provision for bad debts .......................        769                80
     Depreciation and amortization of property and
       equipment ...................................      2,750               668
     Amortization of deferred compensation and other
       stock-based compensation ....................      1,428               120
     Acceleration of vesting on options ............         25               162
     Amortization of intangibles ...................     27,454             5,565
     Minority interests ............................     (1,867)              478
     Deferred rent .................................        379                --
     Changes in operating assets and liabilities
       Receivables .................................      1,076            (2,604)
       Prepaid expenses and other current assets ...       (602)            1,282
       Other assets ................................         --               (19)
       Accounts payable and accrued liabilities ....     (4,619)             (909)
       Advance billings to clients .................     (4,011)            1,908
       Due to related parties ......................     (2,432)             (136)
                                                       --------          --------
Net cash used in operating activities ..............    (19,325)           (1,514)
                                                       --------          --------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities ...........      4,570              (334)
Cash acquired, net of acquisition costs and cash
     paid ..........................................         --            (5,692)
Additions to property and equipment ................     (5,920)           (3,501)
Proceeds from the sales of fixed assets ............         --                --
Security deposits ..................................       (819)              (40)
                                                       --------          --------
Net cash provided by (used in) investing
     activities ....................................     (2,169)           (9,567)
                                                       --------          --------
FINANCING ACTIVITIES
Repayment on long term debt ........................       (351)              (47)
Proceeds from exercise of stock options ............        284               204
Contributions from minority interests ..............      1,890               175
Net cash provided by financing activities ..........      1,823               332
                                                       --------          --------
Effect of exchange rate changes on cash ............        591               (63)
                                                       --------          --------
Net increase (decrease) in cash and cash equivalents    (19,080)          (10,812)
Cash and cash equivalents at beginning of period ...     79,860            97,364
                                                       --------          --------
Cash and cash equivalents at end of period .........   $ 60,780          $ 86,552
                                                       ========          ========
SUPPLEMENTAL INFORMATION
Interest paid ......................................   $     22          $      6
                                                       ========          ========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for Jupiter Media Metrix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

B.   RESTRUCTURING AND OTHER CHARGES

     In January 2001, the Company announced and began to implement a restructuring plan. The Company's goal was to significantly reduce operating expenses by realigning resources around its core product initiatives, including reductions in sales and marketing, product development, administrative and technology expenses. As part of this restructuring plan, the Company implemented a workforce reduction of approximately eight percent, consolidated or closed excess and duplicative facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled 12 conferences scheduled during 2001. The restructuring plan resulted in a charge of approximately $13.8 million recorded during the three months ended March 31, 2001.

     The restructuring charge included $1.1 million related to severance and other employee costs associated with the elimination of approximately 80 positions across a number of business functions, job categories and regions. Costs associated with the employee termination included severance pay, accrued bonus payments, medical and other benefits.

     The restructuring charge also included $11.2 million for facilities that were consolidated or closed, including offices in New York, Atlanta and London. This amount includes a portion of the remaining contractual obligations under facility leases from the date of closure to the end of the lease term, as well as a write-down of leasehold improvements in connection with the closure or consolidation of such facilities. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were closed.

     During the three months ended March 31, 2001, the Company also recorded $1.5 million in other charges related to the cancellation of scheduled conferences by our Events business unit, primarily consisting of cancellation fees charged by facility providers and other vendors.

     The following table sets forth the restructuring activity and other charges during the three months ended March 31, 2001 (in thousands):

Termination payments to employees and other related costs............................................              $ 1,086
Lease cancellations and commitments and related write down of property, plant and equipment..........               11,213
                                                                                                                   -------
Total restructuring..................................................................................               12,299

Other costs: conference cancellation fees............................................................                1,526
                                                                                                                   -------
      Total..........................................................................................              $13,825
                                                                                                                   =======

     Of the total restructuring and other charges recorded of $13.8 million, $1.6 million was paid and $6.0 million of property, plant and equipment was written off during the three months ended March 31, 2001, leaving an accrual of $6.2 million at March 31, 2001.

C.   SALE OF SUBSIDIARIES

     Effective as of March 30, 2001, the Company sold its interests in Jupiter Communications Australia Pty Limited and its majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited. In connection with the disposition of the Company's interests in these entities, the Company recorded a loss of $664,000.

D.   MERGER WITH JUPITER COMMUNICATIONS

     On September 20, 2000, the Company completed its merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter Communications") for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, the Company recorded $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. Goodwill and other intangibles of $391.6 million, which is being amortized over a five-year period, were recorded. In connection with the closing of the Merger, the Company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

     The Merger was accounted for using the purchase method of accounting and the operations of Jupiter have been included in the accompanying consolidated financial statements from the date of the closing of the Merger.

     The following table reflects unaudited pro forma results of operations for the three months ended March 31, 2000 of Jupiter Media Metrix and Jupiter Communications on the basis that the merger had taken place on January 1, 2000 (in thousands, except share data):

Revenues from sales of services....................................   $  27,364
                                                                      =========
Net loss applicable to common stockholders.........................   $ (22,859)
                                                                      =========
Basic and diluted net loss per share applicable to common
       stockholders................................................   $   (0.66)
                                                                      =========
Shares used in calculation of basic and diluted net loss per share
       applicable to common stockholders...........................      34,639
                                                                      =========

     The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations which would have occurred had the Merger been completed as of January 1, 2000 or of future operations of the combined companies under the management of Jupiter Media Metrix.

E.   SEGMENT INFORMATION


     Prior to the Merger with Jupiter Communications on September 20, 2000, Jupiter Media Metrix operated in one business segment, providing Internet and digital measurement products and services.

     Currently, Jupiter Media Metrix operates in three business segments. Its business units include Media Metrix and AdRelevance, which offer clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, a leading provider of conferences focusing on the global digital economy.

     The following table presents information about Jupiter Media Metrix' operating segments for the three months ended March 31, 2001 (in thousands):

                                        MEDIA METRIX AND   JUPITER     EVENTS
                              TOTAL       ADRELEVANCE     RESEARCH    AND OTHER
                             --------   ----------------  --------    ---------
Revenues................     $ 29,563       $14,280        $14,296     $   987
Cost of revenues........       13,759         5,859          4,472       3,428
                             --------       -------        -------     -------
Gross Profit............       15,804       $ 8,421        $ 9,824     $(2,441)
                                            =======        =======     =======
Non-allocated expenses..      (69,968)
                             --------
Net loss................     $(54,164)
                             ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           You should read the following discussion of our financial condition and results of operations with the financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q, and in other reports and documents filed from time to time with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

           Jupiter Media Metrix, Inc. is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our business units include Media Metrix, Jupiter Research, AdRelevance and Events. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of online advertising data. Events hosts conferences focusing on the global digital economy.

           Our business was originally conducted as a division within The NPD Group, Inc. ("NPD"), a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD. In April 1997, PC Meter was merged into Media Metrix, Inc., and we raised approximately $4.0 million in a private placement to fund the expansion of our Internet audience measurement business.

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

           Our initial public offering of our common stock commenced on May 7, 1999, and closed on May 12, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. Net proceeds to us were $49.4 million after deducting the underwriters' discount and related expenses.

           In October 1999, we consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by us and 1,500,000 shares were sold by existing stockholders. Net proceeds to us were $71.1 million after deducting the underwriters' discount and related expenses.

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

           Our revenues consist of measurement products and services, research services, and events and other revenues. Prior to our merger with Jupiter Communications, our revenues were derived solely from our measurement products and services.

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

           Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analyses, supporting data and access to our research analysts. As with our syndicated measurement products, we typically sell our Jupiter Research products on an annual subscription basis and bill the clients in advance. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Events unit, a wide range of conferences and forums which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Events revenues consist of revenues from (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

           Our client base, which currently totals over 2,200 client contracts, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional services industries.

           We have incurred significant losses from operations since our inception. We incurred losses from operations of $56.5 million in the three months ended March 31, 2001, $75.5 million in 2000 and $25.9 million in 1999. As of March 31, 2001, we had an accumulated deficit of $155.6 million. We expect that we will incur significant expenses in the future associated with our ongoing international expansion, particularly costs associated with recruiting and maintaining panels in a number of countries, investing in further developing and improving of our technologies and developing additional products and services.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of revenues:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        2001         2000
                                                      --------     --------
Revenues:
   Measurement ..................................         48.3%       100.0%
   Research services ............................         48.4           --
   Events and other .............................          3.3           --
                                                      --------     --------
Total revenues ..................................        100.0        100.0
Cost of revenues ................................         46.5         43.2
                                                      --------     --------
Gross profit ....................................         53.5         56.8
Operating expenses:
   Research and development .....................         24.3         28.6
   Sales and marketing ..........................         39.6         40.5
   General and administrative ...................         36.0         30.3
   Amortization of deferred compensation
      and other stock-based compensation ........          4.9          2.7
   Amortization of intangibles ..................         92.9         54.5
   Restructuring and other material charges .....         46.8           --
                                                      --------     --------
Total operating expenses ........................        244.5        156.6
                                                      --------     --------
Loss from operations ............................       (191.0)       (99.8)
Minority interests ..............................          6.3          4.6
Loss on sale of subsidiary ......................         (2.2)          --
Realized loss on foreign exchange ...............         (0.6)          --
Interest income, net ............................          4.3         15.7
                                                      --------     --------
Net loss ........................................       (183.2)%      (79.5)%
                                                      ========     ========

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

           Revenues. Revenues increased 189.7% to $29.6 million for the three months ended March 31, 2001 from $10.2 million for the three months ended March 31, 2000. Of that increase, $15.3 million relates to revenues attributable to Jupiter Communications. Of the $15.3 million, $14.3 million can be attributed to Jupiter research services and the balance of $1.0 million to events and other revenues. Sales of syndicated measurement products and services accounted for approximately 97.3% of measurement revenues for the three months ended March 31, 2001 as compared to approximately 90% for the three months ended March 31, 2000. Sales of customized measurement products and services accounted for the remaining measurement revenues in the three months ended March 31, 2001. Sales of syndicated research products and services accounted for approximately 97.1% of research revenues for the three months ended March 31, 2001. Sales from our customized research products and services accounted for the remaining research revenues in the three months ended March 31, 2001. On a pro forma basis giving effect to the merger, measurement services revenues increased approximately 40% from $10.2 million for the three months ended March 31, 2000 to $14.3 million for the three months ended March 31, 2001, and research services revenues increased approximately 19% from $12.0 million for the three months ended March 31, 2000 to $14.3 million for the three months ended March 31, 2001. The increase in revenues for measurement and research services was due primarily to a substantial increase in the number of customers, including new customers as a result of international growth, and an increase in the amount of products and services sold to our customers. Revenues for events and other, on a pro forma basis, decreased approximately 81% from $5.2 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001. The decrease in revenues for events and other is primarily due to the cancellation of events held during the period, as well as a decrease in attendance and sponsorship revenues for events which took place during the three months ended March 31, 2001.

           Costs of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $15.8 million for the three months ended March 31, 2001, or 53.5% of revenues. Gross profit was $5.8 million for the three months ended March 31, 2000, or 56.8% of revenues. The decrease in gross profit as a percentage of revenues for the three months ended March 31, 2001 over the prior period was due to the inclusion of the Jupiter Communications businesses and the costs of international expansion.

           Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $7.2 million for the three months ended March 31, 2001, or 24.3% of revenues. Research and development costs were $2.9 million for the three months ended March 31, 2000, or 28.6% of revenues. The increase in research and development costs in absolute dollars for the three months ended March 31, 2001 was due primarily to increases in research and development personnel, consulting costs and depreciation.

           Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $11.7 million for the three months ended March 31, 2001, or 39.6% of revenues. Sales and marketing costs were $4.1 million for the three months ended March 31, 2000, or 40.5% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense resulting from our merger with Jupiter Communications and an increase in marketing costs in connection with the restructuring of our measurement and research products and services offerings. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues increasing at a greater rate than our sales and marketing expenditures.

           General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $10.6 million for the three months ended March 31, 2001, or 36.0% of revenues. General and administrative costs were $3.1 million for the three months ended March 31, 2000, or 30.3% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international expansion and expansion of our office facilities, including the relocation of our operations center to Melville, New York.

           Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $1.5 million for the three months ended March 31, 2001 and $282,000 for the three months ended March 31, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

           Amortization of Intangibles. Amortization charges of $27.5 million for the three months ended March 31, 2001 represent the amortization of intangibles acquired in our mergers with Jupiter Communications of $21.8 million and RelevantKnowledge of $435,000, and our acquisitions of AdRelevance of $4.7 million and MMXI Nordic of $602,000. Amortization charges of $5.6 million for the three months ended March 31, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic.

           Restructuring and Other Charges. During the three months ended March 31, 2001, we incurred $13.8 million in restructuring and other charges in connection with our corporate restructuring and reduction in work force during the period. Such restructuring charges include $1.1 million of costs and liabilities associated with employee terminations, $11.2 million related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, and $1.5 million in cancellation charges in connection with our cancellation of scheduled events.

           Loss from Operations. Loss from operations was $56.5 million for the three months ended March 31, 2001, or 191.0% of revenues. Our loss from operations was $10.2 million for the three months ended March 31, 2000, or 99.8% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the three months ended March 31, 2001 due primarily to amortization of intangibles and the continued expansion of our business internationally.

           Minority Interests. Minority interests increased from $478,000 for the three months ended March 31, 2000 to $1.9 million for the three months ended March 31, 2001 because of expansion of international operations in which we have partners with minority interests. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

           Loss on Sale of Subsidiary. During the three months ended March 31, 2001, we recorded a loss of $664,000 in connection with the disposition of our interests in Jupiter Communications Australia Pty Limited and its majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited.

           Realized Loss on Foreign Exchange. We realized a loss of $184,000 on foreign exchange in the three months ended March 31, 2001 primarily in connection with the repayment of a loan made to our Japanese subsidiary.

           Interest Income, net. Interest income, net of interest expense was $1.3 million, or 4.3% of revenues, for the three months ended March 31, 2001 as compared to $1.6 million, or 15.7% of revenues, for the three months ended March 31, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

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

           Net cash used in operating activities was $19.3 million for the three months ended March 31, 2001, compared to $1.5 million for the three months ended March 31, 2000. The variance for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to a higher net loss for the quarter, due to increased costs for domestic operations and international expansion.

           Net cash used in investing activities was $2.2 million for the three months ended March 31, 2001, compared to $9.6 million for the three months ended March 31, 2000. The variance for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 was primarily due to cash paid for the Internet audience measurement business operated by SIFO Group AB in Sweden and the purchase of fixed assets due to the growth of the business both domestically and internationally and the computer equipment purchased related to the building of our data warehouse and our new client interface system during the period ended March 31, 2000.

           Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2001 compared to $332,000 for the three months ended March 31, 2000. Cash provided by financing activities for the three months ended March 31, 2001 was due primarily to contributions received from minority interests of $1.9 million and to the proceeds received from the exercise of stock options of $284,000, offset by the repayment of long term debt of $351,000. Financing activities for the three months ended March 31, 2000 resulted from the receipt of $204,000 from proceeds received from the exercise of stock options, contributions from minority interests of $175,000, offset by repayment of long-term debt of $47,000.

           As of March 31, 2001, we had $60.8 million of cash and cash equivalents and $13.5 million of marketable securities. We expect to invest at least an additional $12.0 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We also currently anticipate that operating expenses will be a material use of our cash resources.

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

WE HAVE A HISTORY OF OPERATING LOSSES, WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

           We have incurred substantial costs to create, market and distribute our products and services, to attract and retain qualified personnel, to make strategic acquisitions, to expand into international markets and to otherwise grow our business. As a result, we incurred net losses of approximately $54.2 million in the fiscal quarter ended March 31, 2001, which includes amortization of intangibles expense of $27.5 million. We also incurred net losses of approximately $63.3 million, $21.9 million and $7.2 million in the fiscal years ended December 31, 2000, 1999 and 1998, respectively, which include amortization of intangibles expense of $46.6 million, $7.3 million and $479,000, respectively.

           We intend to continue to invest in new products and services, technology improvements and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. Our revenue growth has slowed in recent months and we may not be able to continue to effectively expand our business unless revenues continue to grow. The number of clients or the number of products and services for which our clients subscribe may grow more slowly than we anticipate or may decrease in the future. In addition, even if we become profitable, we may not be able to sustain profitability or increase our profits on a quarterly or annual basis in the future.

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

WE DEPEND ON INCREASED SALES OF, AND HIGH RENEWAL RATES FOR, OUR
SUBSCRIPTION-BASED PRODUCTS AND SERVICES.

           Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we have experienced high renewal rates for our online measurement and research products but these rates have declined in recent months. Our subscription renewal rates may continue to decline as a result of a consolidation in our customer base, a decrease in discretionary spending by our customers or a significant number of our customers ceasing operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continues to decline or if sales decline, it could have a material adverse effect on our business, results of operations and financial condition.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

           Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our conferences. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, our conference business will be harmed. In recent months, we have had to cancel several scheduled conferences, and we have seen a significant decline in attendance and sponsorship revenues for our conferences. The interest in our conferences may continue to diminish as companies continue to decrease spending that they deem discretionary, further decreasing anticipated revenues. Our business and financial results may also suffer if we are forced to increase our rate of cancellations of conferences as a result of poor attendance, inclement weather or some other unexpected event.

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

WE MAY NOT BE SUCCESSFUL IN EFFECTIVELY PROMOTING OUR BRAND NAMES.

           We believe that maintaining and strengthening our brands is an important aspect of our business. Our brand names, including "Jupiter Media Metrix", "Media Metrix", "Jupiter" and "AdRelevance", are critical in our efforts to attract clients and attendees to our conferences. We believe that the importance of brand recognition will increase due to the increasing number of competitors entering the market for Internet audience measurement and research services. Our ability to promote and position our brands depends largely on:

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

WE DEPEND ON OUR KEY PERSONNEL.

           Our future success depends on the continued services and on the performance of our senior management and other key employees, including Gene DeRose, our Vice Chairman and President; Mary Ann Packo, our Group President, International Business and Worldwide Marketing; Kurt Abrahamson, our Group President, U.S. Business and Sales; and Jean Robinson, our Chief Financial and Administrative Officer. Our current Chairman and Chief Executive Officer, Tod Johnson, who also serves as the Chairman and Chief Executive Officer of NPD, has announced his intention to step down as our Chief Executive Officer. While he will continue to remain actively involved in our business matters as Chairman, he will, however, not be able to devote all of his time to our affairs. Mr. Johnson has expressed his intention to remain our Chief Executive Officer until his successor has been appointed, and we have retained an executive search firm to assist us in our search for a new Chief Executive Officer.

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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

           Our executive officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 24% of our common stock as of April 30, 2001. In particular, Tod Johnson, our Chairman and Chief Executive Officer, and The NPD Group, Inc., which is controlled by Tod Johnson, owned approximately 14.1% of our outstanding common stock as of April 30, 2001.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        None.

        (b) Reports on Form 8-K

        The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JUPITER MEDIA METRIX, INC.



                                  By: /s/ Tod Johnson
                                     -------------------------------------------
                                     Name:  Tod Johnson
                                     Title: Chairman and Chief Executive Officer

Date:  May 15, 2001

                                  By: /s/ Jean Robinson
                                     -------------------------------------------
                                     Name:  Jean Robinson
                                     Title: Chief Financial Officer

Date:  May 15, 2001