Form 10-Q
period 2001-06-30
JUPITER MEDIA METRIX INC
filed 2001-08-14
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

(Mark One)
        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

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

As of August 6, 2001, there were 35,530,895 shares of the registrant's common stock, $.01 par value, outstanding.

                           JUPITER MEDIA METRIX, INC.

                                      INDEX

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (Unaudited).......................................................3
              Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.................3
              Consolidated Statements of Operations -- Three and Six Months Ended
                  June 30, 2001 and 2000.........................................................4
              Consolidated Statement of Stockholders' Equity -- Six Months Ended
                  June 30, 2001..................................................................5
              Consolidated Statements of Cash Flows -- Six Months Ended
                  June 30, 2001 and 2000.........................................................6
              Notes to Consolidated Financial Statements.........................................7
Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.............................................................11
Item 3.   Quantitative and Qualitative Disclosures of Market Risk...............................19

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings.....................................................................31
Item 2.   Changes in Securities and Use of Proceeds.............................................31
Item 3.   Defaults Upon Senior Securities.......................................................31
Item 4.   Submission of Matters to a Vote of Security Holders...................................31
Item 5.   Other Information.....................................................................31
Item 6.   Exhibits and Reports on Form 8-K......................................................31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           JUNE 30,        DECEMBER 31,
                                                                            2001               2000
                                                                          ---------        ------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................        $  46,589         $  79,860
    Marketable securities ........................................            2,674            18,080
    Receivables:
      Trade, less allowance for doubtful accounts
        of $2,188 in 2001 and $2,597 in 2000 .....................           28,015            33,766
      Expenditures billable to clients ...........................            1,296             1,253
                                                                          ---------         ---------
    Total receivables ............................................           29,311            35,019
    Prepaid expenses and other current assets ....................            5,589             6,819
                                                                          ---------         ---------
Total current assets .............................................           84,163           139,778
Property and equipment at cost, net of
  accumulated depreciation and amortization of
  $9,858 in 2001 and $6,013 in 2000 ..............................           33,155            35,425
Intangibles acquired, net of accumulated
  amortization of $109,304 in 2001 and $54,421 in 2000 ...........          407,464           461,615
Due from minority interests in consolidated
subsidiaries .....................................................            2,909             2,478
Other assets .....................................................            1,267             7,680
                                                                          ---------         ---------
Total assets .....................................................        $ 528,958         $ 646,976
                                                                          =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable ................................................        $     331         $     711
    Accounts payable and accrued liabilities .....................           27,776            32,212
    Due to related parties .......................................            3,334             3,646
    Advance billings to clients ..................................           26,431            39,923
                                                                          ---------         ---------
Total current liabilities ........................................           57,872            76,492
Deferred rent ....................................................            1,789             1,660
Commitments and contingencies
    Stockholders' equity: Preferred stock, $.01 par value --
    shares authorized:
      10,000,000 in 2001 and 2000, none issued
      and outstanding ............................................               --                --
    Common stock, $.01 par value -- shares authorized:
      150,000,000 in 2001 and 2000; shares issued
      and outstanding: 35,492,663 in 2001 and
      35,155,362 in 2000 .........................................              355               351
    Additional paid-in capital ...................................          684,963           685,808
    Accumulated other comprehensive loss .........................             (802)              (95)
    Accumulated deficit ..........................................         (203,751)         (101,431)
    Deferred compensation ........................................          (11,468)          (15,809)
                                                                          ---------         ---------
Total stockholders' equity .......................................          469,297           568,824
                                                                          ---------         ---------
Total liabilities and stockholders' equity........................        $ 528,958         $ 646,976
                                                                          =========         =========


                            See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                           2001             2000             2001             2000
                                                         ---------        ---------        ---------        ---------
Revenues:
  Measurement ....................................       $  12,114        $  12,618        $  26,394        $  22,822
  Research services ..............................          12,063               --           26,359               --
  Events and other ...............................             989               --            1,976               --
                                                         ---------        ---------        ---------        ---------
Total revenues ...................................          25,166           12,618           54,729           22,822
Cost of revenues .................................          11,908            4,716           25,667            9,127
                                                         ---------        ---------        ---------        ---------
Gross profit .....................................          13,258            7,902           29,062           13,695
Operating expenses:
  Research and development .......................           6,710            3,558           13,911            6,474
  Sales and marketing ............................           8,716            5,400           20,419            9,529
  General and administrative .....................           9,495            3,690           20,126            6,779
  Amortization of deferred compensation
     and other stock-based compensation ..........           1,705               41            3,158              323
  Amortization of intangibles ....................          27,429            5,565           54,883           11,130
  Restructuring and other charges ................           3,468               --           17,293               --
                                                         ---------        ---------        ---------        ---------
Total operating expenses .........................          57,523           18,254          129,790           34,235
                                                         ---------        ---------        ---------        ---------
Loss from operations .............................         (44,256)         (10,352)        (100,728)         (20,540)
Minority interests ...............................             961            1,154            2,828            1,632
Loss on sale of subsidiary .......................              --               --             (664)              --
Loss on write-off of investments .................          (5,477)              --           (5,477)              --
Interest income, net .............................             625            1,519            1,721            3,120
                                                         ---------        ---------        ---------        ---------
Net loss .........................................       $ (48,156)       $  (7,679)       $(102,320)       $ (15,788)
                                                         =========        =========        =========        =========
Basic and diluted net loss per share .............       $   (1.36)       $   (0.39)       $   (2.89)       $   (0.80)
                                                         =========        =========        =========        =========
Shares used in the calculation of basic and
  diluted net loss per share .....................          35,468           19,836           35,399           19,777
                                                         =========        =========        =========        =========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                               COMMON STOCK             ADDITIONAL
                                                         -------------------------       PAID-IN     ACCUMULATED OTHER
                                                          SHARES          AMOUNT         CAPITAL     COMPREHENSIVE LOSS
                                                         ---------       ---------      ----------   ------------------
CONSOLIDATED BALANCE AT DECEMBER 31, 2000 ........          35,155       $     351       $ 685,808        $     (95)
Comprehensive loss:
    Net loss .....................................              --              --              --               --
    Unrealized loss on marketable securities .....              --              --              --               (6)
    Foreign currency translation .................              --              --              --             (701)

Total comprehensive loss .........................              --              --              --               --
Exercise of options ..............................             338               4             338               --
Amortization of deferred compensation ............              --              --              --               --
Reversal of deferred compensation of options
forfeited ........................................              --              --          (1,209)              --
Compensation expense for options issued ..........              --              --              26               --
                                                         ---------       ---------       ---------        ---------
CONSOLIDATED BALANCE AT JUNE 30, 2001 ............          35,493       $     355       $ 684,963        $    (802)
                                                         =========       =========       =========        =========


                                                                                            TOTAL
                                                         ACCUMULATED       DEFERRED      STOCKHOLDERS'
                                                           DEFICIT       COMPENSATION        EQUITY
                                                         -----------     ------------    -------------
CONSOLIDATED BALANCE AT DECEMBER 31, 2000 ........        $(101,431)       $ (15,809)       $ 568,824
Comprehensive loss:
    Net loss .....................................         (102,320)              --         (102,320)
    Unrealized loss on marketable securities .....               --               --               (6)
    Foreign currency translation .................               --               --             (701)
                                                                                            ---------
Total comprehensive loss .........................               --               --         (103,027)
Exercise of options ..............................               --               --              342
Amortization of deferred compensation ............               --            3,132            3,132
Reversal of deferred compensation of options
forfeited ........................................               --            1,209               --
Compensation expense for options issued ..........               --               --               26
                                                          ---------        ---------        ---------
CONSOLIDATED BALANCE AT JUNE 30, 2001 ............        $(203,751)       $ (11,468)       $ 469,297
                                                          =========        =========        =========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED JUNE 30,
                                                            2001              2000
                                                         ----------        ----------
OPERATING ACTIVITIES
Net loss .........................................       $ (102,320)       $  (15,788)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Restructuring and other charges ..............           17,293                --
    Loss on sale of subsidiary ...................              664                --
    Loss on write-off of investments .............            5,477                --
    Provision for bad debts ......................            1,395               170
    Depreciation and amortization of property
      and equipment ..............................            4,967             1,573
    Amortization of deferred compensation and
      other stock-based compensation .............            3,158               323
    Amortization of intangibles ..................           54,883            11,130
    Minority interests ...........................           (2,828)           (1,632)
    Deferred rent ................................              130                --
    Changes in operating assets and liabilities
      Receivables ................................            4,312            (5,249)
      Prepaid expenses and other current
      assets .....................................              734             1,014
      Other assets ...............................              935              (638)
      Accounts payable and accrued liabilities ...          (11,053)              (55)
      Advance billings to clients ................          (13,711)            5,178
      Due to related parties .....................             (476)               --
                                                         ----------        ----------
Net cash used in operating activities ............          (36,440)           (3,974)
                                                         ----------        ----------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities .........           15,400           (12,986)
Cash acquired, net of acquisition costs and
 cash paid .......................................               --            (5,692)
Additions to property and equipment ..............           (9,118)           (9,390)
Acquisition earn-out payment .....................           (4,918)               --
Security deposits ................................               --               (19)
                                                         ----------        ----------
Net cash provided by (used in) investing
    activities ...................................            1,364           (28,087)
                                                         ----------        ----------
FINANCING ACTIVITIES
Repayment of notes payable .......................             (580)              (96)
Proceeds from exercise of stock options ..........              342               351
Contributions from minority interests ............            2,397             3,272
                                                         ----------        ----------
Net cash provided by financing activities ........            2,159             3,527
                                                         ----------        ----------
Effect of exchange rate changes on cash ..........             (354)              (12)
                                                         ----------        ----------
Net increase (decrease) in cash and cash
  equivalents ....................................          (33,271)          (28,546)
Cash and cash equivalents at beginning of
  period .........................................           79,860            97,364
                                                         ----------        ----------
Cash and cash equivalents at end of period .......       $   46,589        $   68,818
                                                         ==========        ==========
SUPPLEMENTAL INFORMATION
Interest paid ....................................       $       14        $        7
                                                         ==========        ==========


                             See accompanying notes.

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements for Jupiter Media Metrix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    B. RESTRUCTURING AND OTHER CHARGES

        In January 2001, the Company announced and began to implement a restructuring plan. The Company's goal was to significantly reduce operating expenses by realigning resources around its core product initiatives, including reductions in sales and marketing, product development, administrative and technology expenses. As part of this restructuring plan, the Company implemented a workforce reduction of approximately 8%, consolidated or closed excess and duplicative facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled 12 conferences scheduled during 2001.

        In May 2001, the Company continued its restructuring and announced and began to implement a second restructuring plan. The Company desired to expand on the reduction in operating expenses achieved in the restructuring announced in January and accelerate the reductions seen in sales and marketing, product development, administrative and technology expenses. As part of the second restructuring plan, the Company implemented an additional workforce reduction of approximately 18%, consolidated or closed additional facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled 3 additional conferences scheduled during 2001. The January 2001 and May 2001 restructuring plans resulted in a charge of approximately $17.3 million recorded during the six months ended June 30, 2001.

        During the six months ended June 30, 2001, the restructuring charge included $2.6 million related to severance and other employee costs associated with the elimination of approximately 300 positions across a number of business functions, job categories and regions. Costs associated with the employee terminations included severance pay, accrued bonus payments, medical and other benefits. The restructuring charge also included $11.8 million for facilities that were consolidated or closed, including offices in New York, Atlanta, Los Altos, San Francisco and London. This amount includes a portion of the remaining contractual obligations under facility leases from the date of closure to the end of the lease term, as well as a write-down of leasehold improvements in connection with the closure or consolidation of such facilities. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were closed. In addition, the Company recorded approximately $203,000 of restructuring charges related to the discontinuation of certain international operations.

        During the six months ended June 30, 2001, the Company also recorded approximately $2.7 million in other charges related to the cancellation of scheduled conferences by its Events business unit, primarily consisting of cancellation fees charged by facility providers and other vendors.

        The following table sets forth the restructuring activity and other charges during the six months ended June 30, 2001 (in thousands):


                                                                                             SIX MONTHS ENDED
                                                                                              JUNE 30, 2001
                                                                                             ----------------
Termination payments to employees and other related costs ................................          $   2,601
Lease cancellations and commitments and related write down of property, plant and
     equipment ...........................................................................             11,813
Discontinuation of certain international operations ......................................                203
                                                                                                    ---------
Total restructuring ......................................................................             14,617

Other costs: conference cancellation fees ................................................              2,676
                                                                                                    ---------
     Total ...............................................................................          $  17,293
                                                                                                    =========

        Of the total restructuring and other charges recorded of $17.3 million during the six months ended June 30, 2001, $4.2 million was paid, and $6.8 million of property, plant and equipment and other current assets were written off, leaving an accrual of $6.3 million at June 30, 2001.

    C. SALE OF SUBSIDIARIES

        Effective as of March 30, 2001, the Company sold its interest in Jupiter Communications Australia Pty Limited and its majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited. In connection with the disposition of the Company's interests in these entities, the Company recorded a loss of $664,000 during the six months ended June 30, 2001.

    D. WRITE-OFF OF INVESTMENTS

        During the three months ended June 30, 2001, the Company recorded a loss of $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications' investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications' investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

    E. MERGER WITH JUPITER COMMUNICATIONS

        On September 20, 2000, the Company completed its merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter Communications") for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, the Company recorded $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. Goodwill and other intangibles of $391.6 million were recorded (See note G. below). In connection with the closing of the Merger, the Company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

        The Merger was accounted for using the purchase method of accounting and the operations of Jupiter have been included in the accompanying consolidated financial statements from the date of the closing of the Merger.

        The following table reflects unaudited pro forma results of operations for the six-months ended June 30, 2000 of Jupiter Media Metrix and Jupiter Communications on the basis that the merger had taken place on January 1, 2000 (in thousands):

                                                            SIX MONTHS ENDED
                                                             JUNE 30, 2000
                                                            ----------------
Revenues from sales of services ........................           $  65,706
                                                                   =========
Net loss ...............................................           $ (50,767)
                                                                   =========
Basic and diluted net loss per share ...................           $   (1.46)
                                                                   =========
Shares used in calculation of basic and diluted net
      loss per share ...................................              34,699
                                                                   =========


        The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations which would have occurred had the Merger been completed as of January 1, 2000 or of future operations of the combined companies under the management of Jupiter Media Metrix.

    F. SEGMENT INFORMATION

        Prior to the Merger with Jupiter Communications on September 20, 2000, Jupiter Media Metrix operated in one business segment, providing Internet and digital measurement products and services.

        Currently, Jupiter Media Metrix operates in three business segments. Its business units include Media Metrix and AdRelevance, which offer clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, which produces conferences focusing on the global digital economy.

        The following tables present information about Jupiter Media Metrix' operating segments for the three and six-months ended June 30, 2001 (in thousands):

                                                     THREE MONTHS ENDED JUNE 30, 2001
                                               MEDIA METRIX AND   JUPITER        EVENTS
                                    TOTAL        ADRELEVANCE      RESEARCH      AND OTHER
                                   -------------------------------------------------------
Revenues ...................       $ 25,166        $ 12,114       $ 12,063       $    989
Cost of revenues ...........         11,908           4,548          4,232          3,128
                                   --------        --------       --------       --------
Gross Profit ...............         13,258        $  7,566       $  7,831       $ (2,139)
                                                   ========       ========       ========
Non-allocated expenses .....        (61,414)
                                   --------
Net loss ...................       $(48,156)
                                   ========

                                                        SIX MONTHS ENDED JUNE 30, 2001
                                                MEDIA METRIX AND    JUPITER          EVENTS
                                     TOTAL         ADRELEVANCE      RESEARCH        AND OTHER
                                   ----------------------------------------------------------
Revenues ...................       $  54,729        $  26,394       $  26,359       $   1,976
Cost of revenues ...........          25,667           10,407           8,704           6,556
                                   ---------        ---------       ---------       ---------
Gross Profit ...............          29,062        $  15,987       $  17,655       $  (4,580)
                                                    =========       =========       =========
Non-allocated expenses .....        (131,382)
                                   ---------
Net loss ...................       $(102,320)
                                   =========

    G. NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible

Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning with the first quarter of 2002. The Company's method under current accounting rules for measuring goodwill impairment is an undiscounted cash flow basis, which does not result in impairment of goodwill. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and expects to recognize a significant impairment loss on goodwill resulting from the cumulative effect of the change in accounting principles during the first quarter of 2002. The Company does not presently know the extent of the impairment charge but is currently studying these Statements to determine what the effect of these tests will be on the earnings and financial position of the Company.

    H. SUBSEQUENT EVENTS

        On July 30, 2001, Tod Johnson, the Company's Chairman, committed to provide to the Company a one-year $25.0 million letter of credit. The letter of credit, to be issued by an affiliate of J.P. Morgan Chase & Co., will be used to provide credit support for the Company if it decides to seek third party debt financing. The letter of credit will terminate upon the earlier of (i) one year from the date of issuance or (ii) the consummation of a sale, merger or other business combination in one or a series of transactions resulting in a third party acquiring 50% or more of the Company's voting stock or assets.

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

OVERVIEW

        Jupiter Media Metrix, Inc. is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our business units include Media Metrix, Jupiter Research, AdRelevance and Events. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of online advertising data. Events hosts conferences focusing on the global digital economy.

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

        On September 20, 2000, we completed our merger with Jupiter Communications, Inc. ("Jupiter Communications") for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, we recognized $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. We recorded goodwill and other intangibles of $391.6 million. Under the new rules issued by the Financial Accounting Standards Board, beginning with our fiscal year commencing January 1, 2002, the goodwill and intangible assets deemed to have indefinite lives, including those recorded in our merger with Jupiter Communications, will no longer be amortized but will be subject to annual impairment tests. We expect to recognize a significant impairment loss on such goodwill and intangible assets during the first quarter of 2002. We do not presently know the extent of the impairment charge, but are currently studying these new rules to determine what the effect of these tests will be on our earnings and financial position.

        We have entered into a number of joint venture and licensing agreements to offer our products and services in foreign countries. In connection with the formation of the international joint ventures, we have granted each of our joint venture partners an option, subject to certain conditions, to exchange such partner's shares in the respective joint ventures for shares of our common stock. If any partner elects to exercise its option to convert its shares into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of our shares of common stock multiplied by the number of shares issued and the net book value of the joint venture of which the partner is a shareholder attributable to such partner. Ipsos S.A., one of our partners in MMXI Europe, B.V., our European measurement venture, has given notice of its intent to exercise its option to convert its shares into shares of our common stock. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners' interests in our foreign subsidiaries.

        Our revenues consist of measurement products and services, research services, and events and other revenues. Prior to our merger with Jupiter Communications, our revenues were derived solely from our measurement products and services.

        Our measurement offerings, which consist of the products and services from our Media Metrix and AdRelevance units, include both syndicated measurement products and customized measurement products. We sell our syndicated measurement products on an annual subscription basis, and typically bill our syndicated clients, in advance, for up to the next twelve months of products. Contracts for our syndicated measurement products, which accounted for approximately 98% of revenues from our measurement offerings during the six months ended June 30, 2001, are generally non-cancelable and non-refundable. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

        Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, our syndicated research products and services, which accounted for approximately 96% of revenues from our research offerings during the six months ended June 30, 2001, are typically sold on an annual subscription basis and billed in advance. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Events unit, a wide range of conferences and forums which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Events revenues consist of revenues from (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

        Our client base, which currently totals approximately 1,900 client contracts, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional services industries.

        We have incurred significant losses from operations since our inception. We incurred losses from operations of $100.7 million in the six months ended June 30, 2001, $75.5 million in 2000 and $25.9 million in 1999. As of June 30, 2001, we had an accumulated deficit of $203.8 million. We expect that we will incur significant expenses in the future associated with our international operations, particularly costs associated with recruiting and maintaining panels in a number of countries, investing in further developing and improving of our technologies and developing additional products and services.

RESULTS OF OPERATIONS

        The following table sets forth our results of operations expressed as a percentage of revenues:


                                                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                2001            2000            2001            2000
                                                             ----------------------------------------------------------
Revenues:
   Measurement ........................................          48.1%          100.0%           48.2%          100.0%
   Research services ..................................          48.0              --            48.2              --
   Events and other ...................................           3.9              --             3.6              --
                                                              -------         -------         -------         -------
Total revenues ........................................         100.0           100.0           100.0           100.0
Cost of revenues ......................................          47.3            37.4            46.9            40.0
                                                              -------         -------         -------         -------
Gross profit ..........................................          52.7            62.6            53.1            60.0
Operating expenses:
   Research and development ...........................          26.7            28.2            25.4            28.4
   Sales and marketing ................................          34.6            42.8            37.3            41.7
   General and administrative .........................          37.7            29.3            36.8            29.7
   Amortization of deferred compensation
     and other stock-based compensation ...............           6.8             0.3             5.8             1.4
   Amortization of intangibles ........................         109.0            44.1           100.3            48.8
   Restructuring and other material charges ...........          13.8              --            31.6              --
                                                              -------         -------         -------         -------
Total operating expenses ..............................         228.6           144.7           237.2           150.0
                                                              -------         -------         -------         -------
Loss from operations ..................................        (175.9)          (82.1)         (184.1)          (90.0)
Minority interests ....................................           3.8             9.2             5.2             7.1
Loss on sale of subsidiary.............................            --              --            (1.2)             --
Loss on write-off of investments ......................         (21.8)             --           (10.0)             --
Interest income, net ..................................           2.5            12.0             3.1            13.7
                                                              -------         -------         -------         -------
Net loss ..............................................        (191.4)%         (60.9)%        (187.0)%         (69.2)%
                                                              =======         =======         =======         =======


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

        Revenues. Revenues increased 99.4% to $25.2 million for the three months ended June 30, 2001 from $12.6 million for the three months ended June 30, 2000. Sales of audience measurement products and services accounted for approximately $12.1 million of revenues for the three months ended June 30, 2001, a decrease from $12.6 million for the three months ended June 30, 2000. Sales of research products and services accounted for approximately $12.1 million of revenues for the three months ended June 30, 2001. The remaining $1.0 million of revenues can be attributed to events and other revenues, primarily consisting of the sale of Web sponsorships. The increase in total revenues, which is directly attributable to our merger with Jupiter Communications, was offset primarily by a decrease in the number of customers and a decrease in the amount of products and services sold to our customers.

        Cost of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $13.3 million for the three months ended June 30, 2001, or 52.7% of revenues. Gross profit was $7.9 million for the three months ended June 30, 2000, or 62.6% of revenues. The decrease in gross profit as a percentage of revenues for the three months ended June 30, 2001 over the prior period was due to the inclusion of the Jupiter Communications businesses and the costs of international operations.

        Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $6.7 million for the three months ended June 30, 2001, or 26.7% of revenues. Research and development costs were $3.6 million for the three months ended June 30, 2000, or 28.2% of revenues. The increase in research and development costs in absolute dollars for the three months ended June 30, 2001 was due primarily to the inclusion of the research and development costs of the Jupiter Communications businesses and increases in consulting costs and depreciation.

        Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $8.7 million for the three months ended June 30, 2001, or 34.6% of revenues. Sales and marketing costs were $5.4 million for the three months ended June 30, 2000, or 42.8% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense from the addition of the Jupiter Communications businesses and an increase in training costs in connection with the integration of our sales personnel following our merger with Jupiter Communications. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

        General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $9.5 million for the three months ended June 30, 2001, or 37.7% of revenues. General and administrative costs were $3.7 million for the three months ended June 30, 2000, or 29.3% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international operations and the relocation of our operations center to Melville, New York.

        Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $1.7 million for the three months ended June 30, 2001 and $41,000 for the three months ended June 30, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

        Amortization of Intangibles. Amortization charges of $27.4 million for the three months ended June 30, 2001 represent the amortization of intangibles acquired in our mergers with Jupiter Communications of $21.7 million and RelevantKnowledge of $436,000, and our acquisitions of AdRelevance of $4.7 million and MMXI Nordic of $602,000. Amortization charges of $5.6 million for the three months ended June 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic.

        Restructuring and Other Charges. During the three months ended June 30, 2001, we incurred $3.5 million in restructuring and other charges in connection with our corporate restructuring and reduction in workforce during the period. Such restructuring charges include $1.6 million of costs and liabilities associated with employee terminations, $554,000 related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, $1.2 million in cancellation charges in connection with our cancellation of scheduled events, and $203,000 related to the discontinuation of certain international operations.

        Loss from Operations. Loss from operations was $44.3 million for the three months ended June 30, 2001, or 175.9% of revenues. Our loss from operations was $10.4 million for the three months ended June 30, 2000, or 82.1% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the three months ended June 30, 2001 due primarily to amortization of intangibles, losses incurred by the businesses acquired in our merger with Jupiter Communications and the costs of establishing and maintaining panels in foreign countries.

        Minority Interests. Minority interests decreased from $1.2 million for the three months ended June 30, 2000 to $961,000 for the three months ended June 30, 2001 principally due to our disposition of our majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

        Loss on Write-Off of Investments. During the three months ended June 30, 2001, we recorded a loss of $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications' investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications' investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

        Interest Income, net. Interest income, net of interest expense was $625,000, or 2.5% of revenues, for the three months ended June 30, 2001 as compared to $1.5 million, or 12.0% of revenues, for the three months ended June 30, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

        Revenues. Revenues increased 139.8% to $54.7 million for the six months ended June 30, 2001 from $22.8 million for the six months ended June 30, 2000. Sales of audience measurement products and services accounted for approximately $26.4 million of revenues for the six months ended June 30, 2001, an increase from $22.8 million for the six months ended June 30, 2000. Sales of research products and services accounted for approximately $26.4 million of revenues for the six months ended June 30, 2001. The remaining $1.9 million of revenues can be attributed to events and other revenues, primarily consisting of the sale of Web sponsorships. The increase in total revenues, which is principally attributable to our merger with Jupiter Communications, was offset primarily by a decrease in the number of customers and a decrease in the amount of products and services sold to our customers.

        Cost of Revenues. Gross profit was $29.1 million for the six months ended June 30, 2001, or 53.1% of revenues. Gross profit was $13.7 million for the six months ended June 30, 2000, or 60.0% of revenues. The decrease in gross profit as a percentage of revenues for the six months ended June 30, 2001 over the prior period was due to the inclusion of the Jupiter Communications businesses and the costs of international operations.

        Research and Development. Research and development costs were $13.9 million for the six months ended June 30, 2001, or 25.4% of revenues. Research and development costs were $6.5 million for the six months ended June 30, 2000, or 28.4% of revenues. The increase in research and development costs in absolute dollars for the six months ended June 30, 2001 was due primarily to the inclusion of the research and development costs of the Jupiter Communications businesses and increases in consulting costs and depreciation.

        Sales and Marketing. Sales and marketing costs were $20.4 million for the six months ended June 30, 2001, or 37.3% of revenues. Sales and marketing costs were $9.5 million for the six months ended June 30, 2000, or 41.7% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense from the addition of the Jupiter Communications businesses and an increase in training costs in connection with the integration of our sales personnel following our merger with Jupiter Communications. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

        General and Administrative. General and administrative costs were $20.1 million for the six months ended June 30, 2001, or 36.8% of revenues. General and administrative costs were $6.8 million for the six months ended June 30, 2000, or 29.7% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international operations and the relocation of our operations center to Melville, New York.

        Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $3.2 million for the six months ended June 30, 2001 and $323,000 for the six months ended June 30, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

        Amortization of Intangibles. Amortization charges of $54.9 million for the six months ended June 30, 2001 represent the amortization of intangibles acquired in our mergers with Jupiter Communications of $43.5 million and RelevantKnowledge of $871,000, and our acquisitions of AdRelevance of $9.3 million and MMXI Nordic of $1.2 million. Amortization charges of $11.1 million for the three months ended June 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic.

        Restructuring and Other Charges. During the six months ended June 30, 2001, we incurred $17.3 million in restructuring and other charges in connection with our corporate restructuring and reduction in workforce during the period. Such restructuring charges include $2.6 million of costs and liabilities associated with employee terminations, $11.8 million related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, $2.7 million in cancellation charges in connection with our cancellation of scheduled events, and $203,000 related to the discontinuation of certain international operations.

        Loss from Operations. Loss from operations was $100.7 million for the six months ended June 30, 2001, or 184.1% of revenues. Our loss from operations was $20.5 million for the six months ended June 30, 2000, or 90.0% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the three months ended June 30, 2001 due primarily to amortization of intangibles, losses incurred by the businesses acquired in our merger with Jupiter Communications and the costs of establishing and maintaining panels in foreign countries.

        Minority Interests. Minority interests increased from $1.6 million for the six months ended June 30, 2000 to $2.8 million for the six months ended June 30, 2001 because of expansion of international operations in which we have partners with minority interests during the period, offset by the disposition of our majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited.

        Loss on Sale of Subsidiary. During the six months ended June 30, 2001, we recorded a loss of $664,000 in connection with the disposition of our interests in Jupiter Communications Australia Pty Limited and our majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited.

        Loss on Write-Off of Investments. During the six months ended June 30, 2001, we recorded a loss of $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications' investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications' investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

        Interest Income, net. Interest income, net of interest expense was $1.7 million, or 3.1% of revenues, for the six months ended June 30, 2001 as compared to $3.1 million, or 13.7% of revenues, for the six months ended June 30, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments, and includes a realized loss of $184,000 on foreign exchange primarily incurred in connection with the repayment of a loan made to our Japanese subsidiary, offset by a gain of $8,700 on foreign exchange during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, Jupiter Communications' and RelevantKnowledge's cash on hand at the time of the respective mergers, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Jupiter Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Jupiter Media Metrix were $75.8 million, and net proceeds to Jupiter Media Metrix were $71.1 million.

        Net cash used in operating activities was $36.4 million for the six months ended June 30, 2001, compared to $4.0 million for the six months ended June 30, 2000. The increase was primarily due to a higher net loss for the period, resulting from increased costs for domestic and international operations.

        Net cash provided by investing activities was $1.4 million for the six months ended June 30, 2001, compared to ($28.1) million for the six months ended June 30, 2000. The increase was primarily due to cash received from the sale of marketable securities.

        Net cash provided by financing activities was $2.2 million for the six months ended June 30, 2001 compared to $3.5 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 was due primarily to contributions received from minority interests of $2.4 million and to the proceeds received from the exercise of stock options of $342,000, offset by the repayment of long term debt of $580,000. Financing activities for the six months ended June 30, 2000 resulted in the receipt of $351,000 from proceeds received from the exercise of stock options, and contributions from minority interests of $3.3 million, offset by repayment of long-term debt of $96,000.

        As of June 30, 2001, we had $46.6 million of cash and cash equivalents and $2.7 million of marketable securities. Of the $46.6 million of cash and cash equivalents, approximately $6.1 million is held in accounts collateralizing letters of credit issued in lieu of cash security deposits under our real estate leases. We expect to invest at least an additional $8.0 million to $10.0 million over the next year in improvements in our technology and data delivery systems and in product extensions. We also currently anticipate that operating expenses will be a material use of our cash resources.

        On July 30, 2001, Tod Johnson, the Company's Chairman, committed to provide to the Company a one-year $25.0 million letter of credit. The letter of credit, to be issued by an affiliate of J.P. Morgan Chase & Co., will be used to provide credit support for the Company if it decides to seek third party debt financing. The letter of credit will terminate upon the earlier of (i) one year from the date of issuance or (ii) the consummation of a sale, merger or other business combination in one or a series of transactions resulting in a third party acquiring 50% or more of the Company's voting stock or assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

        We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a worldwide basis through our international subsidiaries. In the future, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future and we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries' local currency.

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

WE HAVE A HISTORY OF OPERATING LOSSES, WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

        We have incurred substantial costs to create, market and distribute our products and services, to attract and retain qualified personnel, to make strategic acquisitions, to expand into international markets and to otherwise grow our business. As a result, we incurred net losses of approximately $48.2 million in the fiscal quarter ended June 30, 2001, which includes amortization of intangibles expense of $27.4 million. We also incurred net losses of approximately $63.3 million and $21.9 million in the fiscal years ended December 31, 2000 and 1999, respectively, which include amortization of intangibles expense of $46.6 million and $7.3 million, respectively

        We intend to continue to invest in new products and services, technology improvements and international expansion. As a result, we will need to achieve significant revenue increases to achieve and maintain profitability. Our revenue growth has slowed in recent months and we may not be able to continue to effectively operate our business unless we increase our revenues. The number of clients or the number of products and services for which our clients subscribe may continue to decrease in the future. In addition, even if we become profitable, we may not be able to sustain profitability or increase our profits on a quarterly or annual basis in the future.

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

    -   price competition;

    -   changes in the market environment of Internet companies;

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

OUR EXISTING AND POTENTIAL CUSTOMERS, AND THE COMPANIES WITH WHICH WE HAVE OTHER BUSINESS RELATIONSHIPS, MAY EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT COULD ADVERSELY AFFECT OUR BUSINESS.

        General economic conditions have caused many of our existing customers to experience difficulty in supporting their current operations and implementing their business plans. Existing customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. Potential customers may be more reluctant to subscribe to our products and services. The non-payment of amounts due to us from a significant number of customers would negatively impact our financial condition.

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

WE DEPEND ON INCREASED SALES OF, AND HIGH RENEWAL RATES FOR, OUR
SUBSCRIPTION-BASED PRODUCTS AND SERVICES.

        Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we have experienced high renewal rates for our online measurement and research products but these rates have declined in recent months. Our subscription renewal rates may continue to decline as a result of a consolidation in our customer base, a decrease in discretionary spending by our customers or a significant number of our customers ceasing operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continues to decline or if sales decline, our business, results of operations and financial condition could be materially and adversely affected.

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

OUR BUSINESS MAY SUFFER IF ONLINE ADVERTISING DOES NOT GROW.

        Our AdRelevance unit specializes in the automated retrieval and delivery of online advertising data. In addition, many of our research and measurement products and events are focused on the growth and effectiveness of online advertising. As a result, our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market, however, is relatively new and rapidly evolving, and there is significant uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective for promoting their products and services as compared to traditional advertising. In addition, most current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. In recent quarters, the overall market for Internet advertising has been characterized by increasing softness of demand, the reduction or cancellation of contracts and the reduction of Internet advertising budgets. We cannot assure you that the market for Internet advertising will grow. If the market for Internet advertising does not grow or grows more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

        Our business and financial results depend in part on our ability to attract attendees, sponsors and exhibitors to our conferences. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, if we face increased competition for our conferences or if we are unable to attract prominent speakers, our conference business will be harmed. In recent months, we have had to cancel a number of scheduled conferences and the interest in our conferences may continue to diminish as companies continue to decrease spending that they deem discretionary. Our business and financial results may also suffer if we are forced to continue to cancel scheduled conferences as a result of poor attendance, inclement weather or some other unexpected event.

OUR BUSINESS MAY SUFFER IF THE USE OF THE INTERNET AS A COMMERCIAL MARKETPLACE DOES NOT CONTINUE TO GROW.

        Our future success depends on the continued global growth of the Internet as a viable commercial medium. However, the continued growth of the Internet as a widely-used medium for commerce and communication is uncertain, and this growth may be inhibited for a number of reasons, including:

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

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND SUCH COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

        Each of the markets in which we operate is highly competitive. In the market for Internet audience measurement products and services, we face competition from companies that track internet usage through panel-based measurement using various recruitment methodologies, companies that track internet usage through ISP traffic data and companies that track internet usage through site-centric and other consumer-centric measurement systems. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors.

       In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Subsequently, VNU B.V., a leading media and information company, purchased both AC Nielsen and Nielsen Media Research. We also face competition from NetValue, a French public company, which provides audience measurement services primarily in Europe.

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

        ISP traffic measurement services, such as Compete.com and Plurimus, measure visitations to a specific Web site by monitoring traffic through specific Internet service providers. Site-centric measurement systems, such as WebTrends Live, WebSideStory and Keylime, measure audience visits at a specific Web site by monitoring the Website's server. Consumer-centric systems, such as Digimine and NetGenesis, measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews.

        In the market for Internet commerce-related research products and services, our principal competitor is Forrester Research, Inc. Numerous other companies compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies. We also face strong competition in the business of producing conferences related to Internet commerce. These competitors include publishing and media companies, research providers, financial services companies and consulting firms and companies which focus solely on the production of conferences.

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

OUR BUSINESS MAY SUFFER IF WE DO NOT EXPERIENCE INCREASED DEMAND FOR OUR MEASUREMENT SERVICES AND RESEARCH PRODUCTS IN INTERNATIONAL MARKETS.

        Our current strategy includes the sale of our measurement services and research products in many markets outside of the United States. Our success in international markets, however, is dependent on a variety of factors including, but not limited to, the overall demand for Internet measurement and research products in specific countries, the continued involvement of our international partners and inherent risks in operating in foreign jurisdictions.

        The international markets for audience measurement services have historically been extremely localized and difficult to penetrate. As a result, the costs of establishing and maintaining panels in foreign countries has been and will continue to be substantial. We cannot assure you that we will be able to develop new products and services based on data obtained in those markets or that there will be sufficient client demand for these measurement products. In addition, we cannot assure you that there will be sufficient demand for our research products and conferences in some of the international markets in which we promote such products and events. If the costs of operating a panel in a foreign country prove to be uneconomical, or if we experience insufficient demand for our products in a specific country, we may decide to discontinue a panel or to close down our operations in a specific country. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country.

        Our success in penetrating markets outside of the United States also depends heavily on our continued ability to develop and to maintain strategic relationships with local audience measurement or marketing research companies, as well as local distributors for our research services. These companies assist us in recruiting and maintaining measurement panels, controlling costs and managing our international operations and marketing and selling products and services. Recruiting and maintaining our international partners may become increasingly difficult as competition in the international markets increases. In June 2001, Ipsos S.A., one of our joint venture partners in M.M.X.I. Europe B.V., our European measurement business, notified us that it intends to convert its ownership interest in the European joint venture for shares of our common stock. If we do not succeed in attracting or retaining strategic partners or distributors in markets outside the United States, our business, financial condition and results of operations could be materially adversely affected.

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

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN EXPERIENCED PERSONNEL.

        Our success depends in large part on the continued contributions of our senior management team, research analysts, sales representatives and technical personnel. However, we face intense competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel from a limited pool of attractive candidates. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. In addition, our common stock has recently declined in value below the exercise price of most options granted to employees pursuant to our stock option plans. Our workforce reductions and the volatility in our stock price create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing management, research analysts, sales representatives or technical personnel, or attract additional personnel that are critical to the operation of our business, our business and financial results may suffer.

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

        We seek to obtain the issuance of patents for our technology, and the registration of our material trademarks and service marks, in the United States and in selected other countries. We cannot assure you, however, that all of our pending or future patent or trademark applications and registrations will be issued or granted, or that our patents and trademarks will be upheld as valid if they are subjected to a challenge. On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue. We are currently engaged in discovery proceedings in this case and the trial has been scheduled by the judge for August 2002. We cannot assure you, however, that we will prevail in this litigation.

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

WE DEPEND ON OUR KEY PERSONNEL.

        Our future success depends on the continued services and on the performance of our senior management and other key employees. In July 2001, we announced the appointment of Robert Becker as our Chief Executive Officer. Mr. Becker succeeds Tod Johnson, who will remain Chairman of the Board of Directors. The loss of the services of any of our key employees, in particular Mr. Becker, could have a material adverse effect on our business, results of operations and financial condition. We do not maintain any "key person" life insurance policies.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS, AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

        We may need to raise additional funds in the future to fund our domestic and international operations, to expand or enhance the range of products and services we offer or to respond to competitive pressures and/or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer.

        In July 2001, we obtained a commitment for a one-year irrevocable $25 million letter of credit to be issued by J.P. Morgan Chase and to be backed by Tod Johnson, our Chairman. We intend to use this letter of credit to secure an institutional line of credit and we have begun discussions with institutional lenders regarding this line of credit. We cannot assure you that we will be able to secure a line of credit on terms favorable to us, or at all.

WE MAY FAIL TO REALIZE THE ANTICIPATED BENEFITS OF OUR MERGER WITH JUPITER COMMUNICATIONS.

        The success of our merger with Jupiter Communications depends, in part, on our ability to take advantage of the opportunities and synergies from combining Media Metrix and Jupiter Communications. To realize the anticipated benefits of this combination, we need to:

    - effectively leverage Media Metrix' audience and advertising measurement services with the research and events businesses of Jupiter Communications;

    - successfully increase revenues from the cross-promotion and sales of the existing products and services of Media Metrix and Jupiter Communications;

    -   successfully realize revenues from new products and services; and

    - effectively and efficiently integrate the policies, technology infrastructure, procedures and operations of Media Metrix and Jupiter Communications.


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

OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

        Our executive officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 24.0% of our common stock as of August 6, 2001. In particular, Tod Johnson, our Chairman, together with The NPD Group, Inc., which is controlled by Mr. Johnson, owned approximately 14.6% of our outstanding common stock as of August 6, 2001.

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

WE HAVE ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

        Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we recently adopted a shareholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of June 1, 2001. Each right entitles the holder to purchase one one-thousandth of a share of our Series A Preferred Stock at an exercise price of $13.00, subject to adjustment. Under certain circumstances, if a person or group acquires 15% or more of the outstanding common stock (or 20% in the case of acquisitions by Tod Johnson or The NPD Group, Inc.), holders of the rights (other than the person or group triggering their exercises) will be able to purchase, in exchange for the $13.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $26.00. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it difficult for a third party to acquire us, or a significant portion of our outstanding stock, without first negotiating with our Board of Directors regarding such acquisition.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 16, 2001, the Board of Directors of the Company adopted a Shareholder Rights Plan by declaring a dividend of one right (a "Right") to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock ("Series A Preferred") for each outstanding share of Common Stock, par value $0.01 per share ("Common Shares"), of the Company. Pursuant to a Preferred Stock Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent, the dividend was payable on June 1, 2001, to shareholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred at an exercise price of $13.00, subject to adjustment.

        When exercised, the Rights will be separate from the Common Shares. Rights Certificates will be issued and the Rights will become exercisable upon the earlier of (a) the tenth day (or such later date as may be determined by the Company's Board of Directors) after a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares then outstanding, except in the case of The NPD Group, Inc., together with Tod Johnson, the principal shareholder of NPD and the Company's Chairman, which will be permitted to purchase up to 20% of the Company's Common Shares, or (b) the tenth business day (or such later date as may be determined by the Company's Board of Directors) after a person or group announces a tender or exchange offer, other than an offer approved by a majority of the Company's independent directors as being fair and in the best interests of the Company, the consummation of which would result in ownership by a person or group of 15% or more of the Common Shares then outstanding, except in the case of NPD and Tod Johnson (as a group), which will be permitted to purchase up to 20% of the Company's Common Shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM. 5 OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                Exhibit 3.1 Certificate of Designation of rights, preferences and privileges of Series A participating preferred stock of Jupiter Media Metrix, Inc. (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2001).

                Exhibit 4.1 Rights Agreement, dated as of May 17, 2001 between the Company and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation for the Series A participating preferred stock as Exhibit A and the form of Rights Certificate as Exhibit B (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18,
                                2001).

                Exhibit 10.1 Employment Agreement dated as of July 12, 2001 by and between Jupiter Media Metrix, Inc. and Robert Becker.

                Exhibit 10.2 Commitment Letter dated July 30, 2001 from Tod Johnson to Jupiter Media Metrix with respect to a commitment to provide a $25,000,000 Letter of Credit.

                Exhibit 10.3 Letter Agreement dated June 15, 2001 by and between Jupiter Media Metrix, Inc. and Mary Ann Packo.

                Exhibit 99.1 Press Release dated May 17, 2001 (Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2001).

        (b)     Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated May 18, 2001 relating to the Company's adoption of its Shareholder Rights Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         JUPITER MEDIA METRIX, INC.



                                         By: /s/ Robert Becker
                                            ------------------------------------
                                             Name: Robert Becker
                                             Title: Chief Executive Officer

Date: August 14, 2001

                                         By: /s/ Jean Robinson
                                            ------------------------------------
                                             Name: Jean Robinson
                                             Title: Chief Financial Officer

Date: August 14, 2001