Form 10-Q
period 2001-09-30
JUPITER MEDIA METRIX INC
filed 2001-11-13
CIK 1039446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25943

JUPITER MEDIA METRIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3374729 (I.R.S. Employer Identification No.)

21 Astor Place, 6th Floor New York, NY (Address of principal executive offices)	10003 (Zip Code)

(212) 780-6060
(Registrant’s telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

As of October 25, 2001, there were 35,666,590 shares of the registrant’s common stock, $.01 par value, outstanding.

JUPITER MEDIA METRIX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$28,929	$79,860

Marketable securities	4,139	18,080

Receivables:

Trade, less allowance for doubtful accounts of $3,492 in 2001 and $2,597 in 2000	22,762	33,766

Expenditures billable to clients	54	1,253

Total receivables	22,816	35,019

Prepaid expenses and other current assets	3,902	6,819

Total current assets	59,786	139,778

Property and equipment at cost, net of accumulated depreciation and amortization of $10,529 in 2001 and $6,013 in 2000	26,591	35,425

Intangibles acquired, net of accumulated amortization of $58,752 in 2001 and $54,421 in 2000	61,832	461,615

Due from minority interests in consolidated subsidiaries	1,306	2,478

Other assets	532	7,680

Total assets	$150,047	$646,976

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$52,334	$32,212

Due to related parties	2,468	3,646

Advance billings to clients	17,420	39,923

Current portion of long-term debt	138	711

Total current liabilities	72,360	76,492

Deferred rent	2,111	1,660

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value — shares authorized: 10,000,000 in 2001 and 2000, none issued and outstanding	—	—

Common stock, $.01 par value — shares authorized: 150,000,000 in 2001 and 2000; shares issued and outstanding: 35,501,840 in 2001 and 35,155,362 in 2000	355	351

Additional paid-in capital	684,967	685,808

Accumulated other comprehensive loss	114	(95)

Accumulated deficit	(599,912)	(101,431)

Deferred compensation	(9,948)	(15,809)

Total stockholders’ equity	75,576	568,824

Total liabilities and stockholders’ equity	$150,047	$646,976

See accompanying notes.

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

Measurement	$9,626	$13,964	$36,020	$36,786

Research services	9,021	1,955	35,380	1,955

Events and other	1,307	557	3,283	557

Total revenues	19,954	16,476	74,683	39,298

Cost of revenues	10,359	4,821	36,026	13,948

Gross profit	9,595	11,655	38,657	25,350

Operating expenses:

Research and development	6,188	5,160	20,099	11,635

Sales and marketing	6,922	6,342	27,341	15,871

General and administrative	9,345	3,930	29,471	10,709

Amortization of deferred compensation and other stock-based compensation	1,520	329	4,678	652

Amortization and write-down of intangibles	347,288	8,155	402,171	19,284

Restructuring and other charges	33,966	—	51,259	—

Total operating expenses	405,229	23,916	535,019	58,151

Loss from operations	(395,634)	(12,261)	(496,362)	(32,801)

Minority interests	(772)	661	2,056	2,294

Loss on sale of subsidiary	—	—	(664)	—

Loss on write-off of investments	—	—	(5,477)	—

Interest income, net	245	1,465	1,966	4,585

Net loss	$(396,161)	$(10,135)	$(498,481)	$(25,922)

Basic and diluted net loss per share	$(11.16)	$(0.47)	$(14.07)	$(1.27)

Shares used in the calculation of basic and diluted net loss per share	35,496	21,510	35,432	20,355

See accompanying notes.

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended September 30, 2001
(Unaudited)
(in thousands)

			Additional				Total
	Common Stock		Paid-in	Accumulated Other	Accumulated	Deferred	Stockholders'
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Compensation	Equity

Consolidated Balance at December 31, 2000	35,155	$351	$685,808	$(95)	$(101,431)	$(15,809)	$568,824

Comprehensive loss:

Net loss	—	—	—	—	(498,481)	—	(498,481)

Unrealized loss on marketable securities	—	—	—	(2)	—	—	(2)

Foreign currency translation	—	—	—	211	—	—	211

Total comprehensive loss	—	—	—	—	—	—	(498,272)

Exercise of options	347	4	342	—	—	—	346

Amortization of deferred compensation	—	—	—	—	—	4,652	4,652

Reversal of deferred compensation of options forfeited	—	—	(1,209)	—	—	1,209	—

Compensation expense for options issued	—	—	26	—	—	—	26

Consolidated Balance at September 30, 2001	35,502	$355	$684,967	$114	$(599,912)	$(9,948)	$75,576

See accompanying notes.

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,

	2001	2000

Operating activities

Net loss	$(498,481)	$(25,922)

Adjustments to reconcile net loss to net cash used in operating activities:

Restructuring and other charges	51,259	—

Loss on sale of subsidiary	664	—

Loss on write-off of investments	5,477	—

Provision for bad debts	2,545	146

Depreciation and amortization of property and equipment	7,097	3,212

Amortization of deferred compensation and other stock-based compensation	4,678	652

Amortization and write-down of intangibles	402,171	19,284

Minority interests	(2,055)	(2,294)

Deferred rent	379	—

Changes in operating assets and liabilities:

Receivables	9,657	(10,045)

Prepaid expenses and other current assets	1,874	(329)

Other assets	1,457	78

Accounts payable and accrued liabilities	(15,365)	(5,269)

Advance billings to clients	(22,211)	6,583

Due to related parties	(1,204)	67

Net cash used in operating activities	(52,058)	(13,837)

Investing activities

Sales (purchases) of marketable securities	13,939	(7,117)

Cash acquired, net of acquisition costs and cash paid	—	38,460

Acquisition earn-out payment	(4,918)	—

Additions to property and equipment	(9,918)	(13,758)

Purchase of license	(1,000)	—

Security deposits	—	(799)

Net cash provided by (used in) investing activities	(1,897)	16,786

Financing activities

Repayment of notes payable	(773)	(145)

Proceeds from exercise of stock options	346	442

Contributions from minority interests	3,227	3,601

Net cash provided by financing activities	2,800	3,898

Effect of exchange rate changes on cash	224	(130)

Net (decrease) increase in cash and cash equivalents	(50,931)	6,717

Cash and cash equivalents at beginning of period	79,860	97,364

Cash and cash equivalents at end of period	$28,929	$104,081

Supplemental information

Interest paid	$125	$24

See accompanying notes.

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A. Basis of Presentation

         The accompanying unaudited consolidated financial statements for Jupiter Media Metrix, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

    B. Restructuring and Other Charges

         In January 2001, the Company announced and began to implement a restructuring plan. The Company’s goal was to significantly reduce operating expenses by realigning resources around its core product initiatives, including reductions in sales and marketing, product development, administrative and technology expenses. As part of this restructuring plan, the Company implemented a workforce reduction of approximately 8%, consolidated or closed excess and duplicative facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled 12 conferences scheduled during 2001.

         In May 2001, the Company continued its restructuring and announced and began to implement a second restructuring plan. The Company desired to expand on the reduction in operating expenses achieved in the restructuring announced in January and accelerate the reductions seen in sales and marketing, product development and administrative and technology expenses. As part of the second restructuring plan, the Company implemented an additional workforce reduction of approximately 18%, consolidated or closed additional facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled three additional conferences scheduled during 2001.

         During the three months ended September 30, 2001, the Company further continued its restructuring and announced and began to implement a third restructuring plan. The Company reorganized its management structure and desired to achieve a greater reduction in operating expenses, as well as a further acceleration of the reductions seen in sales and marketing, product development, administrative and technology expenses in the previously announced restructuring plans. As part of the third restructuring plan, the Company implemented an additional workforce reduction of approximately 28%, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled two additional conferences scheduled during 2001 and one conference scheduled during 2002 and decided to discontinue certain operations. The January 2001, May 2001 and September 2001 restructuring plans resulted in a charge of approximately $51.3 million recorded during the nine months ended September 30, 2001.

         During the nine months ended September 30, 2001, the restructuring charge included $7.8 million related to severance and other employee costs associated with the elimination of approximately 480 positions across a number of business functions, job categories and regions. Costs associated with the employee terminations included severance pay, accrued bonus payments, medical and other benefits. The restructuring charge also included $37.3 million for facilities that were consolidated or closed, including offices in New York, Atlanta, Los Altos, Berkeley, San Francisco and London. This amount includes a portion of the remaining contractual obligations under facility leases from the date of closure to the end of the lease term, as well as a write-down of leasehold improvements in connection with the closure or consolidation of such facilities. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were closed. In addition, the Company recorded approximately $868,000 of restructuring charges related to the discontinuation of certain international operations, panel shutdown costs and cancellation of a note receivable.

         During the nine months ended September 30, 2001, the Company also recorded approximately $3.4 million in other charges related to the cancellation of scheduled conferences by its Events business unit, primarily consisting of cancellation fees charged by facility providers and other vendors, and wrote down approximately $1.9 million of unused equipment.

         The following table sets forth the restructuring activity and other charges during the nine months ended September 30, 2001 (in thousands):

Nine months ended
September 30, 2001

Termination payments to employees and other related costs	$7,864

Lease cancellations and commitments and related write down of property, plant and equipment	37,280

Discontinuation of certain international operations and shutdown costs	868

Total restructuring	46,012

Write down of unused equipment	1,869

Other costs: conference cancellation fees	3,378

Total other charges	5,247

Total	$51,259

         Of the total restructuring and other charges recorded of $51.3 million during the nine months ended September 30, 2001, $6.9 million was paid, and $11.9 million of property, plant and equipment and other current assets were written off, leaving an accrual of $32.5 million at September 30, 2001.

    C. Write-down of Goodwill

         The Company reviews the carrying values of intangibles and other long-lived assets for recoverability on an undiscounted cash flow basis periodically and whenever events or changes in circumstances indicate that such amounts have been impaired. During the three months ended September 30, 2001, based on the presence of certain impairment indicators, including a continuing historic and anticipated decline in revenues associated with the assets acquired in the Company’s merger with Jupiter Communications and a material decrease in the fair value of such assets, the Company wrote off approximately $320.0 million of goodwill acquired in connection with the Company’s merger with Jupiter Communications by reducing the carrying value of such assets to their estimated fair value based on expected discounted cash flows.

    D. Sale of Subsidiaries

         Effective as of March 30, 2001, the Company sold its interest in Jupiter Communications Australia Pty Limited and its majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited. In connection with the disposition of the Company’s interests in these entities, the Company recorded a loss of $664,000 during the nine months ended September 30, 2001.

    E. Write-off of Investments

         During the nine months ended September 30, 2001, the Company recorded a loss of approximately $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications’ investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications’ investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

    F. Merger with Jupiter Communications

         On September 20, 2000, the Company completed its merger (the “Merger”) with Jupiter Communications, Inc. (“Jupiter Communications”) for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, the Company recorded $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. Goodwill and other intangibles of $392.2 million were recorded (See note C. above and note H. below). In connection with the closing of the Merger, the Company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

         The Merger was accounted for using the purchase method of accounting and the operations of Jupiter have been included in the accompanying consolidated financial statements from the date of the closing of the Merger.

         The following table reflects unaudited pro forma results of operations for the nine months ended September 30, 2000 of Jupiter Media Metrix and Jupiter Communications on the basis that the merger had taken place on January 1, 2000 (in thousands):

Nine months ended
September 30, 2000

Revenues from sales of services	$104,344

Net loss	$(95,901)

Basic and diluted net loss per share	$(2.76)

Shares used in calculation of basic and diluted net loss per share	34,730

         The unaudited pro forma consolidated financial information is not necessarily indicative of the results of operations which would have occurred had the Merger been completed as of January 1, 2000 or of future operations of the combined companies under the management of Jupiter Media Metrix.

    G. Segment Information

         Prior to the Merger with Jupiter Communications on September 20, 2000, Jupiter Media Metrix operated in one business segment, providing Internet and digital measurement products and services.

         Currently, Jupiter Media Metrix operates in three business segments. Its business units include New Media Measurement, which includes Media Metrix, AdRelevance and Site Measurement and which offers clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, which produces conferences focusing on the global digital economy.

         The following tables present information about Jupiter Media Metrix’ operating segments for the three and nine months ended September 30, 2001 (in thousands):

		Three months ended September 30, 2001

		New Media	Jupiter	Events
	Total	Measurement	Research	and other

Revenues	$19,954	$9,626	$9,021	$1,307

Cost of revenues	10,359	4,375	3,408	2,576

Gross Profit	9,595	$5,251	$5,613	$(1,269)

Non-allocated expenses	(405,756)

Net loss	$(396,161)

		Nine months ended September 30, 2001

		New Media	Jupiter	Events
	Total	Measurement	Research	and other

Revenues	$74,683	$36,020	$35,380	$3,283

Cost of revenues	36,026	14,782	12,113	9,131

Gross Profit	38,657	$21,238	$23,267	$(5,848)

Non-allocated expenses	(537,138)

Net loss	$(498,481)

    H. New Accounting Pronouncements

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

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning with the first quarter of 2002. The Company’s method under current accounting rules for measuring goodwill impairment is an undiscounted cash flow basis. During the three months ended September 30, 2001, the Company wrote-off approximately $320.0 million of goodwill acquired in connection with the Company’s merger with Jupiter Communications (see note C. above). During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and may recognize a further impairment loss on goodwill resulting from the cumulative effect of the change in accounting principles during the first quarter of 2002. The Company does not presently know the extent of the impairment charge and the application of the non-amortization provisions but is currently studying these Statements to determine what the effect of these tests will be on the earnings and financial position of the Company.

    I. Subsequent Events

         On October 25, 2001, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of October 25, 2001 (the “Merger Agreement”), by and among NetRatings, Inc. (“NetRatings”), Sonoma Acquisition Corp., LLC (“Merger Sub”) and the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. The transaction has been approved by the Boards of Directors of both NetRatings and the Company. Pursuant to the Merger Agreement, the Company’s stockholders may elect to receive 0.1490 NetRatings shares or $1.95 in cash in exchange for each share of the Company they own. The transaction will be taxable to the Company’s stockholders. The Merger Agreement provides that no more than 50 percent nor less than 30 percent of the aggregate transaction consideration will be paid in cash. The Company’s directors and certain key members of management, who hold a total of approximately 22 percent of the Company’s stock, have agreed to exchange no less than 70 percent of their holdings for stock with the remaining portion to be received in cash. They have also agreed to vote their shares in favor of the transaction. The closing of the Merger is subject to approval of the Company’s stockholders, Hart-Scott-Rodino clearance and other conditions specified in the Merger Agreement.

         In connection with the Merger Agreement, the Company and NetRatings have also entered into a Loan and Security Agreement, dated as of October 25, 2001 (the “Loan Agreement”), whereby NetRatings has agreed to lend the Company up to $25.0 million in $5.0 million increments, subject to specified conditions, under a secured credit facility that replaces the standby letter of credit arrangement between the Company and Tod Johnson, the Company’s chairman. The Loan Agreement requires the Company to comply with specified covenants, such as covenants that limit its ability to sell its assets or incur additional indebtedness. In addition, the Company will become subject to certain additional covenants if it borrows under the Loan Agreement. The Company may not be able to comply with these covenants and these requirements may limit the Company's ability to finance its future operations or capital needs. The Company also granted NetRatings a security interest in all of its assets, including its intellectual property, which secures any outstanding indebtedness under the Loan Agreement.

         On October 25, 2001, the Company terminated the standby letter of credit arrangement entered into on July 30, 2001 with Mr. Johnson pursuant to a written agreement with Mr. Johnson. Any drawdowns by the Company under the Loan Agreement will result in a corresponding reduction in the per share purchase price payable in the Merger. The per share purchase price is also subject to possible reduction to reflect certain expenditures by the Company in excess of $5 million to terminate various international joint ventures.

         On October 25, 2001, and in connection with the execution of the Merger Agreement, the Company amended its stockholders’ rights plan to provide, among other things, that no person or entity would be considered to be an “acquiring person” under the stockholders’ rights plan by reason of any transaction contemplated by the Merger Agreement.

         In October 2001, the Company further amended its management services agreement with NPD and Tod Johnson dated September 30, 1998. The parties deleted the non-competition provision of the agreement and entered into separate non-competition agreements with Mr. Johnson and NPD. During the term of the agreement, the Company has also agreed to provide NPD with a reciprocal license relating to data and documentation which it generates during the performance of the services relating to the Company’s business. In addition, in connection with the proposed Merger, the Company and NPD entered into a termination agreement with respect to a services agreement dated as of September 30, 1998 between the Company and NPD, providing for the termination of such services agreement effective upon the closing of the proposed Merger with NetRatings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion of our financial condition and results of operations with the financial statements and the notes to the financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, and in other reports and documents filed from time to time with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

         Jupiter Media Metrix, Inc. is a global provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Jupiter Media Metrix’ services include Media Metrix, Jupiter Research, AdRelevance, Jupiter Events and Site Measurement. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of data relating to online advertising data. Jupiter Events hosts conferences focusing on the global digital economy. Site Measurement delivers continuous, in-depth analysis of traffic on a client’s Web site.

         Our business was originally conducted as a division within The NPD Group, Inc. (“NPD”), a leading marketing research firm. Prior to March 1996, we were engaged primarily in product research and development. In March 1996, PC Meter, L.P., was formed to further commercialize our Internet audience measurement business in an entity separate from NPD. In April 1997, PC Meter was merged into Media Metrix, Inc., and we raised approximately $4.0 million in a private placement to fund the expansion of our Internet audience measurement business. In November 1998, we merged with RelevantKnowledge, then our leading competitor for Internet audience measurement services. In October 1999, we acquired AdRelevance in a stock-for-stock transaction valued at approximately $59.4 million.

         Our initial public offering of our common stock commenced on May 7, 1999, and closed on May 12, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. Net proceeds to us were $49.4 million after deducting the underwriters’ discount and related expenses. In October 1999, we consummated a secondary offering of 3,000,000 shares of common stock at a price of $50.50 per share. Of the 3,000,000 shares sold, 1,500,000 shares were sold by us and 1,500,000 shares were sold by existing stockholders. Net proceeds to us were $71.1 million after deducting the underwriters’ discount and related expenses.

         On September 20, 2000, we completed our merger with Jupiter Communications, Inc. (“Jupiter Communications”) for a total purchase price of $470.1 million, including merger-related expenses of approximately $6.9 million. In connection with this transaction, we recognized $14.6 million in deferred compensation, which represents the intrinsic value of unvested options to purchase common stock of Jupiter Communications, which will be amortized over the remaining vesting period of the options. We recorded goodwill and other intangibles of $392.2 million. During the three months ended September 30, 2001, based on the presence of certain impairment indicators, including a continuing historic and anticipated decline in revenues associated with the assets acquired from Jupiter Communications and a material decrease in the fair value of such assets, we wrote-off approximately $320.0 million of goodwill acquired in connection with our merger with Jupiter Communications by reducing the carrying value of such assets to their estimated fair value based on expected discounted cash flows. Under the new rules issued by the Financial Accounting Standards Board, beginning with our fiscal year commencing January 1, 2002, the goodwill and intangible assets deemed to have indefinite lives, including those recorded in our merger with Jupiter Communications, will be subject to annual impairment tests and will no longer be amortized. We may recognize a further impairment loss on such goodwill and intangible assets during the first quarter of 2002. We do not presently know the extent of the impairment charge and the application of the non-amortization provisions, but are continuing to study these new rules to determine what the effect of these tests will be on our earnings and financial position.

         On October 25, 2001, we announced that we had entered into an Agreement and Plan of Merger, dated as of October 25, 2001 (the “Merger Agreement”), by and among NetRatings, Inc. (“NetRatings”), Sonoma Acquisition Corp., LLC (“Merger Sub”) and ourselves. Pursuant to the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), and we will continue as the surviving corporation. The transaction has been approved by our Board of Directors and the Board of Directors of NetRatings. Pursuant to the Merger Agreement, our stockholders may elect to receive 0.1490 NetRatings shares or $1.95 in cash in exchange for each share of us they own. The transaction will be taxable to our stockholders. The Merger Agreement provides that no more than 50 percent nor less than 30 percent of the aggregate transaction consideration will be paid in cash. Our directors and certain key members of management, who hold a total of approximately 22 percent of our stock, have agreed to exchange no less than 70 percent of their holdings for stock with the remaining portion to be received in cash. They have also agreed to vote their shares in favor of the transaction. The closing of the Merger is subject to approval of our stockholders, Hart-Scott-Rodino clearance and other conditions specified in the Merger Agreement.

         In connection with the Merger Agreement, we have also entered into a Loan and Security Agreement with NetRatings, dated as of October 25, 2001 (the “Loan Agreement”), whereby NetRatings has agreed to lend us up to $25.0 million in $5.0 million increments, subject to specified conditions, under a secured credit facility that replaces the standby letter of credit arrangement between us and Tod Johnson, our chairman. On October 25, 2001, we terminated the standby letter of credit arrangement entered into on July 30, 2001 with Mr. Johnson pursuant to a written agreement with Mr. Johnson. Any drawdowns by the Company under the Loan Agreement will result in a corresponding reduction in the per share purchase price payable in the Merger. The per share purchase price is also subject to possible reduction to reflect certain expenditures by us in excess of $5 million to terminate various international joint ventures.

         We have been conducting our international operations through a number of joint venture and licensing arrangements. In recent months, we have entered into agreements with some of our international joint venture partners to terminate such ventures and to acquire certain partners’ equity interests in such ventures. As a result, our plans on terminating substantially all of the agreements with our international joint venture partners, and issue to these international joint venture partners shares of our common stock in exchange for their shares in such joint ventures. As of October 2001, Ipsos S.A., one of our partners in MMXI Europe, B.V., our European measurement venture, and JMXI Latin America BV, is no longer a partner in such ventures.

If any other partner elects to exercise its option to convert its shares into shares of our common stock prior to the termination of such joint ventures, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of our shares of common stock multiplied by the number of shares issued and the net book value of the joint venture of which the partner is a shareholder attributable to such partner. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners’ interests in our foreign subsidiaries. Such minority interests will be eliminated with respect to each such joint venture as we acquire our partners’ interests and terminate such ventures.

         Our revenues consist of measurement products and services, research services, and events and other revenues. Prior to our merger with Jupiter Communications, our revenues were derived solely from our measurement products and services.

         Our measurement offerings, which consist of the products and services from our Media Metrix, AdRelevance and Site Measurement units, include both syndicated measurement products and customized measurement products. We sell our syndicated measurement products on an annual subscription basis, and typically bill our syndicated clients, in advance, for up to the next twelve months of products. Our Site Measurement products and services are generally billed to our clients in advance based on a certain number of page impressions. The bank of page impressions is typically billed in advance. Contracts for our syndicated measurement products, which accounted for approximately 96% of revenues from our measurement offerings during the nine months ended September 30, 2001, are generally non-cancelable and non-refundable. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

         Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, our syndicated research products and services, which accounted for approximately 96% of revenues from our research offerings during the nine months ended September 30, 2001, are typically sold on an annual subscription basis and billed in advance. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Events unit, a wide range of conferences and forums which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Events revenues consist of revenues from (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

         Our client base, which currently totals approximately 1,350 client contracts, is highly diversified and includes companies in the advertising, financial services, technology, Internet, media, telecommunications, retail, travel, consumer products and professional services industries.

         We have incurred significant losses from operations since our inception. We incurred losses from operations of $496.4 million in the nine months ended September 30, 2001, $75.5 million in 2000 and $25.9 million in 1999. As of September 30, 2001, we had an accumulated deficit of $599.9 million. We expect that we will incur significant expenses in the future associated with our international operations and investments in, further developments of and improvements to our technologies, products and services.

Results of Operations

         The following table sets forth our results of operations expressed as a percentage of revenues:

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000

Revenues:

Measurement	48.2%	84.7%	48.2%	93.6%

Research services	45.2	11.9	47.4	5.0

Events and other	6.6	3.4	4.4	1.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	51.9	29.3	48.2	35.5

Gross profit	48.1	70.7	51.8	64.5

Operating expenses:

Research and development	31.0	31.3	26.9	29.6

Sales and marketing	34.7	38.5	36.6	40.4

General and administrative	46.8	23.8	39.5	27.2

Amortization of deferred compensation and other stock-based compensation	7.6	2.0	6.3	1.7

Amortization and write-down of intangibles	1,740.5	49.5	538.5	49.1

Restructuring and other charges	170.2	—	68.6	—

Total operating expenses	2,030.8	145.1	716.4	148.0

Loss from operations	(1,982.7)	(74.4)	(664.6)	(83.5)

Minority interests	(3.9)	4.0	2.7	5.8

Loss on sale of subsidiary	—	—	(0.9)	—

Loss on write-off of investments	—	—	(7.3)	—

Interest income, net	1.2	8.9	2.6	11.7

Net loss	(1,985.4)%	(61.5)%	(667.5)%	(66.0)%

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

         Revenues. Revenues increased 21.1% to $20.0 million for the three months ended September 30, 2001 from $16.5 million for the three months ended September 30, 2000. Sales of audience measurement products and services accounted for approximately $9.6 million of revenues for the three months ended September 30, 2001, a decrease from $14.0 million for the three months ended September 30, 2000. Sales of research products and services accounted for approximately $9.0 million of revenues for the three months ended September 30, 2001. The remaining $1.3 million of revenues can be attributed to events and other revenues, primarily consisting of the sale of Web sponsorships. The increase in total revenues, which is directly attributable to our merger with Jupiter Communications, was offset primarily by a decrease in the number of customers and a decrease in the amount of products and services sold to our customers. Revenues for the three months ended September 30, 2000 include revenues for the ten-day period following our merger with Jupiter Communications.

         Cost of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include computer usage charges, printing, report distribution costs and personnel costs. Gross profit was $9.6 million for the three months ended September 30, 2001, or 48.1% of revenues. Gross profit was $11.7 million for the three months ended September 30, 2000, or 70.7% of revenues. The decrease in gross profit as a percentage of revenues for the three months ended September 30, 2001 over the prior period was due to the inclusion of the Jupiter Communications businesses and the costs of international operations and a decrease in revenues without a commensurate (or proportionate) decrease in cost of revenues due to fixed costs. Cost of Revenues for the three months ended September 30, 2000 include revenues for the ten-day period following our merger with Jupiter Communications.

         Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $6.2 million for the three months ended September 30, 2001, or 31.0% of revenues. Research and development costs were $5.2 million for the three months ended September 30, 2000, or 31.3% of revenues. The increase in research and development costs in absolute dollars for the three months ended September 30, 2001 was due primarily to the inclusion of the research and development costs of the Jupiter Communications businesses and increases in consulting costs and depreciation.

         Sales and Marketing. Sales and marketing costs consist of personnel, commissions, travel and entertainment expenses, public relations costs, trade show expenses, seminars and marketing materials. Sales and marketing costs were $6.9 million for the three months ended September 30, 2001, or 34.7% of revenues. Sales and marketing costs were $6.3 million for the three months ended September 30, 2000, or 38.5% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense from the addition of the Jupiter Communications businesses, offset by reductions of sales and marketing expenses resulting from the implementation of our restructuring plans. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

         General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $9.4 million for the three months ended September 30, 2001, or 46.8% of revenues. General and administrative costs were $3.9 million for the three months ended September 30, 2000, or 23.8% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international operations.

         Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $1.5 million for the three months ended September 30, 2001 and $329,000 for the three months ended September 30, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

         Amortization and Write-down of Intangibles. Amortization and write-down of intangibles of $347.3 million for the three months ended September 30, 2001 represents the write-down of intangibles acquired in our merger with Jupiter Communications of approximately $320.0 million, and the amortization of intangibles acquired in our mergers with Jupiter Communications of $21.6 million, RelevantKnowledge of $430,000, and our acquisitions of AdRelevance of $4.7 million and MMXI Nordic of $600,000. Amortization charges of $8.2 million for the three months ended September 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic.

         Restructuring and Other Charges. During the three months ended September 30, 2001, we incurred $34.0 million in restructuring and other charges in connection with our corporate restructuring and reduction in workforce during the period. Such restructuring charges include $5.2 million of costs and liabilities associated with employee terminations, $25.5 related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, $702,000 in cancellation charges in connection with our cancellation of scheduled events, $1.9 million related to the write-down of unused equipment and $665,000 related to the discontinuation of certain international operations.

         Loss from Operations. Loss from operations was $395.6 million for the three months ended September 30, 2001, or 1,982.7% of revenues. Our loss from operations was $12.3 million for the three months ended September 30, 2000, or 74.4% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the three months ended September 30, 2001 due primarily to amortization and write down of intangibles, costs associated with the implementation of our restructuring plans, losses incurred by the businesses acquired in our merger with Jupiter Communications and the costs of maintaining panels in foreign countries.

         Minority Interests. Minority interests decreased from $661,000 for the three months ended September 30, 2000 to $(772,000) for the three months ended September 30, 2001 principally due to the withdrawal of our partner, Ipsos S.A., from our European measurement joint venture, MMXI Europe BV, and our Latin American measurement joint venture, JMXI Latin America BV, and the decision of certain of our other partners to discontinue making capital contributions to our joint venture subsidiaries. Minority interests consist of the loss related to our partners’ interests in our foreign subsidiaries.

         Interest Income, net. Interest income, net of interest expense was $245,000, or 1.2% of revenues, for the three months ended September 30, 2001 as compared to $1.5 million, or 8.9% of revenues, for the three months ended September 30, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Revenues. Revenues increased 90.0% to $74.7 million for the nine months ended September 30, 2001 from $39.3 million for the nine months ended September 30, 2000. Sales of audience measurement products and services accounted for approximately $36.0 million of revenues for the nine months ended September 30, 2001, a decrease from $36.8 million for the nine months ended September 30, 2000. Sales of research products and services accounted for approximately $35.4 million of revenues for the nine months ended September 30, 2001. The remaining $3.3 million of revenues can be attributed to events and other revenues, primarily consisting of the sale of Web sponsorships. The increase in total revenues, which is principally attributable to our merger with Jupiter Communications, was offset primarily by a decrease in the number of customers and a decrease in the amount of products and services sold to our customers. Revenues for the nine months ended September 30, 2000 include revenues for the ten-day period following our merger with Jupiter Communications.

         Cost of Revenues. Gross profit was $38.7 million for the nine months ended September 30, 2001, or 51.8% of revenues. Gross profit was $25.4 million for the nine months ended September 30, 2000, or 64.5% of revenues. The decrease in gross profit as a percentage of revenues for the nine months ended September 30, 2001 over the prior period was due to the inclusion of the Jupiter Communications businesses and the costs of international operations and a decrease in revenues without a commensurate (or proportionate) decrease in cost of revenues due to certain fixed costs. Cost of Revenues for the nine months ended September 30, 2000 include revenues for the ten-day period following our merger with Jupiter Communications.

         Research and Development. Research and development costs were $20.1 million for the nine months ended September 30, 2001, or 26.9% of revenues. Research and development costs were $11.6 million for the nine months ended September 30, 2000, or 29.6% of revenues. The increase in research and development costs in absolute dollars for the nine months ended September 30, 2001 was due primarily to the inclusion of the research and development costs of the Jupiter Communications businesses and increases in consulting costs and depreciation.

         Sales and Marketing. Sales and marketing costs were $27.3 million for the nine months ended September 30, 2001, or 36.6% of revenues. Sales and marketing costs were $15.9 million for the nine months ended September 30, 2000, or 40.4% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense from the addition of the Jupiter Communications businesses, offset by reductions of sales and marketing expenses resulting from the implementation of our restructuring plans. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

         General and Administrative. General and administrative costs were $29.5 million for the nine months ended September 30, 2001, or 39.5% of revenues. General and administrative costs were $10.7 million for the nine months ended September 30, 2000, or 27.2% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international operations.

         Amortization of Deferred Compensation and Other Stock-based Compensation. Amortization of deferred compensation and other stock-based compensation of $4.7 million for the nine months ended September 30, 2001 and $652,000 for the nine months ended September 30, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2000, 1999 and 1998 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

         Amortization and Write-down of Intangibles. Amortization and write-down of intangibles of $402.2 million for the nine months ended September 30, 2001 represents the write-down of intangibles acquired in our merger with Jupiter Communications of approximately $320.0 million, and the amortization of intangibles acquired in our mergers with Jupiter Communications of $65.1 million, RelevantKnowledge of $1.3 million, and our acquisitions of AdRelevance of $14.0 million and MMXI Nordic of $1.8 million. Amortization charges of $19.3 million for the nine months ended September 30, 2000 represent the amortization of intangibles acquired in our merger with RelevantKnowledge and our acquisitions of AdRelevance and MMXI Nordic and $2.2 million for the ten-day period following our merger with Jupiter Communications.

         Restructuring and Other Charges. During the nine months ended September 30, 2001, we incurred $51.3 million in restructuring and other charges in connection with our corporate restructuring and reduction in workforce during the period. Such restructuring charges include $7.8 million of costs and liabilities associated with employee terminations, $37.3 million related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, $3.4 million in cancellation charges in connection with our cancellation of scheduled events, $1.9 million related to the write-down of unused equipment and $868,000 related to the discontinuation of certain international operations.

         Loss from Operations. Loss from operations was $496.4 million for the nine months ended September 30, 2001, or 664.6% of revenues. Our loss from operations was $32.8 million for the nine months ended September 30, 2000, or 83.5% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the nine months ended September 30, 2001 due primarily to amortization and write-down of intangibles, costs associated with the implementation of our restructuring plans, losses incurred by the businesses acquired in our merger with Jupiter Communications and the costs of maintaining panels in foreign countries.

         Minority Interests. Minority interests decreased from $2.3 million for the nine months ended September 30, 2000 to $2.1 million for the nine months ended September 30, 2001 principally due to the withdrawal of our partner, Ipsos S.A., from our European measurement joint venture, MMXI Europe BV, and our Latin American measurement joint venture, JMXI Latin America BV, the decision of certain of our other partners to discontinue making capital contributions to our joint venture subsidiaries and the disposition of our majority interest in Media Metrix Pty. Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited.

         Loss on Sale of Subsidiary. During the nine months ended September 30, 2001, we recorded a loss of $664,000 in connection with the disposition of our interests in Jupiter Communications Australia Pty Limited and our majority interest in Media Metrix Pty. Limited to Brian Fine Holdings 2 Pty Limited.

         Loss on Write-Off of Investments. During the nine months ended September 30, 2001, we recorded a loss of $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications’ investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications’ investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

         Interest Income, net. Interest income, net of interest expense was $2.0 million, or 2.6% of revenues, for the nine months ended September 30, 2001 as compared to $4.6 million, or 11.7% of revenues, for the nine months ended September 30, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

Liquidity and Capital Resources

         Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, Jupiter Communications’ and RelevantKnowledge’s cash on hand at the time of the respective mergers, cash from operations and the proceeds of public offerings. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Jupiter Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Jupiter Media Metrix were $75.8 million, and net proceeds to Jupiter Media Metrix were $71.1 million.

         Net cash used in operating activities was $52.1 million for the nine months ended September 30, 2001, compared to $13.8 million for the nine months ended September 30, 2000. The increase was primarily due to a higher net loss for the period, resulting from increased costs for domestic and international operations.

         Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2001, compared to net cash provided by investing activities of $16.8 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 was due primarily to additions to property, plant and equipment of approximately $9.9 million, the payment of an acquisition earn-out obligation of $4.9 million and the purchase of an exclusive technology license of $1.0 million offset by the sale of marketable securities of $13.9 million. Cash provided by investing activities for the nine months ended September 30, 2000 was due primarily to cash acquired, net of cash paid for acquisitions of $38.5 million, offset by the purchase of marketable securities of $7.1 million, additions to property, plant and equipment of approximately $13.8 million and $799,000 in security deposits.

         Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2001 compared to $3.9 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2001 was due primarily to contributions received from minority interests of $3.2 million and to the proceeds received from the exercise of stock options of $346,000, offset by the repayment of long-term debt of $773,000. Financing activities for the nine months ended September 30, 2000 resulted in the receipt of $442,000 from proceeds received from the exercise of stock options, and contributions from minority interests of $3.6 million, offset by repayment of long-term debt of $145,000.

         As of September 30, 2001, we had $28.9 million of cash and cash equivalents and $4.1 million of marketable securities. Of the $28.9 million of cash and cash equivalents, approximately $6.4 million is held in accounts collateralizing letters of credit issued in lieu of cash security deposits under our real estate leases. We expect to invest at least an additional $4.0 million to $5.0 million over the next year in improvements in our technology and data delivery systems and in product extensions. We also currently anticipate that operating expenses will be a material use of our cash resources.

         On October 25, 2001, we announced that we had entered into the Merger Agreement with NetRatings and Merger Sub. In connection with the Merger Agreement, we also entered into the Loan Agreement, whereby NetRatings has agreed to lend us up to $25.0 million in $5.0 million increments, subject to specified conditions, under a secured credit facility that replaces the standby letter of credit arrangement between Jupiter Media Metrix and Tod Johnson, our chairman. The loan bears interest at a rate per annum of LIBOR plus 25 basis points. The Loan Agreement requires the Company to comply with specified covenants, such as covenants that limit its ability to sell its assets, incur additional indebtedness or borrow funds from a third party. In addition, the Company will become subject to certain additional covenants if it borrows under the Loan Agreement. The Company may not be able to comply with these covenants and these requirements may limit the Company's ability to finance its future operations or capital needs. The Company also granted NetRatings a security interest in all of its assets, including its intellectual property, which secures any outstanding indebtedness under the Loan Agreement. Any drawdowns the Company make under the Loan Agreement will result in a corresponding reduction in the per share purchase price payable in the proposed Merger with NetRatings. On October 25, 2001, the Company terminated the $25.0 million standby letter of credit arrangement entered into on July 30, 2001 with Mr. Johnson, pursuant to a written agreement with Mr. Johnson.

         We may be required to pay NetRatings a termination fee of $2,136,000 if the merger is terminated upon certain specified conditions. In the event the merger is terminated, we are obligated to pay various costs including NetRatings' out-of-pocket expenses, and legal, accounting and financial advisory fees. In addition, the failure of the merger to be consummated could cause our stock price to decline.

         If the Merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the proposed merger with NetRatings.

         We anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until the end of the first quarter of 2002. If the Merger is not completed by such time, we will not have sufficient capital to meet our future needs. As a result, we may have to raise additional funds. However, the Loan Agreement described above may preclude us from obtaining additional debt or equity financing and restricts our ability to borrow funds from another lender.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

         The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

         We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a worldwide basis through our international subsidiaries. In the future, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries’ local currency.

Risk Factors

We have a history of operating losses, which may continue for the foreseeable future.

         We have incurred substantial costs to create, market and distribute our products and services, to attract and retain qualified personnel, to make strategic acquisitions, to expand into international markets, to restructure our business and to otherwise grow our business. As a result, we incurred a net loss of approximately $396.2 million in the fiscal quarter ended September 30, 2001, which includes amortization and write-down of intangibles expense of $347.3 million. We also incurred net losses of approximately $63.3 million and $21.9 million in the fiscal years ended December 31, 2000 and 1999, respectively, which include amortization of intangibles expense of $46.6 million and $7.3 million, respectively.

         We will need to achieve significant revenue increases in order for us to achieve and maintain profitability. Our revenue growth has slowed substantially in recent periods and we may not be able to continue to effectively operate our business unless we increase our revenues. The number of clients or the number of products and services for which our clients subscribe may continue to decrease in the future. In addition, even if we become profitable, we may not be able to sustain profitability or increase our profits on a quarterly or annual basis in the future.

Failure to complete the merger would negatively impact our stock price and could negatively impact our future business and operations.

         If the merger is not completed, we may be subject to the following risks:

•	if the merger is terminated upon certain specified conditions, we may be required to pay NetRatings a termination fee of $2,136,000 and their out-of-pocket expenses;

•	our stock price would likely decline since it currently reflects a market assumption that the merger will be completed;

•	we must pay various costs related to the merger, such as legal, accounting and financial advisory fees;

•	if we have borrowed funds under the Loan Agreement, there will be a lien on all of our assets and we could be obligated to repay all borrowings and accrued interest to NetRatings, which will then be our competitor; and

•	our cash reserves will likely be diminished substantially.

         If the merger is terminated and our board of directors determines to seek another merger or business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the proposed merger with NetRatings

We cannot predict our future capital needs, and we may not be able to secure additional financing.

         We may need to raise additional funds in the future to fund our domestic and international operations, to expand or enhance the range of products and services we offer or to respond to competitive pressures and/or perceived opportunities. We cannot be sure that additional financing will be available on terms favorable to us, or at all. In addition, the Loan Agreement may preclude us from obtaining additional debt or equity financing and restricts our ability to borrow funds from another lender. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer.

Our Loan Agreement with NetRatings includes specific covenants to ensure repayment that may under certain circumstances restrict the manner in which we conduct our business.

         In connection with the proposed merger, we and NetRatings entered into the Loan Agreement under which NetRating has agreed to lend us up to $25.0 million, subject to specified conditions. In consideration for NetRatings making the loan commitment we agreed to comply with specified covenants, such as covenants that limit our ability to sell our assets, incur additional indebtedness or borrow funds from another lender. In addition, we will become subject to certain additional covenants if we borrow under the Loan Agreement. We cannot assure you that we will be able to comply with these covenants or that these requirements will not limit our ability to finance our future operations or capital needs. We also granted NetRatings a security interest in all of our assets, including our intellectual property, which secures any outstanding indebtedness under the Loan Agreement. If we do not comply with the covenants contained in the Loan Agreement, or if a default occurs under the Loan Agreement, all amounts outstanding under the agreement could be declared to be immediately due and payable and NetRatings could exercise its rights with respect to the collateral. If we do not have available cash to pay all amounts that become due and payable, we would have to seek additional debt or equity financing, which may not be available on acceptable terms, or at all, and which would require the consent of NetRatings. If we were not able to obtain such financing, our business would be harmed. In addition, any borrowings by us under the agreement will result in a corresponding reduction in the per share purchase price payable in the merger. No amounts have been borrowed by us as of November 9, 2001.

Our operating results may fluctuate from quarter to quarter.

         Our revenues, expenses and operating results have varied from quarter to quarter. Our operating results may continue to vary as a result of a variety of factors, many of which are beyond our control.

These factors include, among others:

•	the level and timing of new business and renewals of subscriptions to our products and services;

•	the announcement or introduction of new products and services by us or our competitors;

•	price competition;

•	changes in the market environment of Internet companies;

•	the amount and timing of costs relating to changes in the size or composition of our panels;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business; and

•	the timing of acquisitions and the impact on our operations and our operating results.

         Due to all the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

Our existing and potential customers, and the companies with which we have other business relationships, have and may continue to experience adverse business conditions that have adversely affected our business.

         General economic conditions, and conditions in the Internet sector in particular, have caused many of our existing customers to experience difficulty in supporting their current operations and implementing their business plans. Existing customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. Potential customers may be more reluctant to subscribe to our products and services. The non-payment of amounts due to us from a significant number of customers would negatively impact our financial condition.

         The overall market for Internet advertising has been characterized in recent quarters by increasing softness of demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by technology-related companies. Our customers that are technology-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising or research, diminishing the need for our products and services. Our focus on Internet audience measurement, analysis, intelligence and events may cause us to be disproportionately affected by the slowdown in this sector of the economy. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition will be materially adversely affected.

We depend on increased sales of, and high renewal rates for, our subscription-based products and services.

         Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we have experienced high renewal rates for our online measurement and research products, but these rates have declined significantly in recent months. Our subscription renewal rates may continue to decline as a result of a consolidation in our customer base, a decrease in discretionary spending by our customers or a significant number of our customers ceasing operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continues to decline or if sales decline, our business, results of operations and financial condition could be materially and adversely affected.

The Internet audience measurement industry is subject to rapid change and evolving industry standards.

         To date, no Internet audience measurement service has been adopted as the universally accepted standard. As a result, some of our existing and potential customers may challenge or refuse to accept our audience measurement reports. Our customers may also be dissatisfied with our methodology for measuring Internet audiences or may feel that our panels are not representative of Internet users. Furthermore, it is possible that another Internet audience measurement service could be adopted as the industry standard. Our products and services may ultimately not comply with recommended industry guidelines if we determine that compliance would not be economically feasible or otherwise not consistent with our business strategy. To the extent that our measurement approach diverges from accepted standards, our business, results of operations and financial condition could be materially and adversely affected.

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

         Our AdRelevance unit specializes in the automated retrieval and delivery of data relating to online advertising. In addition, many of our research and measurement products and events are focused on the growth and effectiveness of online advertising. As a result, our future success will depend in part on an increase in the use of the Internet as an advertising medium. The Internet advertising market, however, is relatively new and rapidly evolving, and there is significant uncertainty about the demand and market acceptance for Internet advertising. Many of our current or potential customers have little or no experience using the Internet for advertising purposes. The adoption of Internet advertising, particularly by entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business. These companies may find Internet advertising to be less effective for promoting their products and services as compared to traditional advertising. In addition, most current and potential Web publisher customers have little or no experience in generating revenues from the sale of advertising space on their Web sites. In recent quarters, the overall market for Internet advertising has been characterized by increasing softness of demand, the reduction or cancellation of contracts and the reduction of Internet advertising budgets. We cannot assure you that the market for Internet advertising will grow. If the market for Internet advertising does not grow or grows more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

         Our future success depends on the continued global growth of the Internet as a viable commercial medium. However, the continued growth of the Internet as a widely-used medium for commerce and communication is uncertain, and this growth may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	unwillingness of companies and consumers to shift their purchasing from traditional vendors to online vendors;

•	security and authentication concerns with respect to the transmission of confidential information, such as credit card numbers, over the Internet;

•	unwillingness of companies to invest in the Internet or other evolving technologies;

•	privacy concerns, including those related to the ability of Web sites to gather user information without the user’s knowledge or consent;

•	significant uncertainty about the demand and market acceptance for Internet advertising and the lack of standards to measure the effectiveness of Internet advertising; or

•	lack of availability of cost-effective, high-speed service.

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

         In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services. Nielsen Media Research is the leading provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into a joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings’ products and services in international markets. ACNielsen is a leading provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Subsequently, VNU B.V., a leading media and information company, purchased both AC Nielsen and Nielsen Media Research. We also face competition from NetValue, a French public company, which provides audience measurement services primarily in Europe.

         In March 2001, DoubleClick Inc. and comScore Networks announced a joint marketing plan for a new online audience measurement product, NetScore which uses data gathered from comScore’s large database of traffic information from its opt-in users. NetScore uses a methodology different than both our measurement model and the site-centric models. We may face significantly increased competition from this new service if NetScore is able to take advantage of the significant financial and marketing resources of DoubleClick and comScore or if NetScore’s methodology becomes generally accepted.

         ISP traffic measurement services, such as Compete.com and Plurimus, measure visits to a specific Web site by monitoring traffic through specific Internet service providers. Site-centric measurement systems, such as WebTrends Live, WebSideStory and Keylime, measure audience visits at a specific Web site by monitoring the Web site’s server. Consumer-centric systems, such as Digimine and NetGenesis, measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews.

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

         We expect competition may increase because of the business opportunities presented by the growth of Internet commerce around the world. Competition may also intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet activity or because some of our competitors may be able to provide additional or complementary services, such as consulting services. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions.

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

         Our current strategy includes the sale of our measurement services and research products in markets outside of the United States. Our success in international markets, however, is dependent on a variety of factors including, but not limited to, the overall demand for Internet measurement and research products in specific countries, the continued involvement of our international partners and inherent risks in operating in foreign jurisdictions.

         The international markets for audience measurement services have historically been extremely localized and difficult to penetrate. As a result, the costs of establishing and maintaining panels in foreign countries has been and will continue to be substantial. We cannot assure you that we will be able to develop new products and services based on data obtained in those markets or that there will be sufficient client demand for these measurement products. In addition, we cannot assure you that there will be sufficient demand for our research products in some of the international markets in which we promote such products. If the costs of operating a panel in a foreign country prove to be uneconomical, or if we experience insufficient demand for our products in a specific country, we may decide to discontinue a panel or to close down our operations in a specific country. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country. In October and November 2001, we decided to discontinue our Internet audience measurement services in Brazil, Denmark and Norway, and to discontinue our research and measurement operations in Japan.

         Our success in penetrating markets outside of the United States also depends heavily on our continued ability to develop and to maintain strategic relationships with local audience measurement or marketing research companies, as well as local distributors for our research services. These companies assist us in recruiting and maintaining measurement panels, controlling costs and managing our international operations and marketing and selling products and services. Recruiting and maintaining our international partners may become increasingly difficult as competition in the international markets increases. In October 2001, Ipsos S.A., one of our joint venture partners in M.M.X.I. Europe B.V., our European measurement business, converted its entire ownership interest in the European joint venture for shares of our common stock. In October 2001, Ipsos also converted its entire ownership interest in our Latin American joint venture for shares of our common stock. If we do not succeed in attracting or retaining strategic partners or distributors in markets outside the United States, our business, financial condition and results of operations could be materially adversely affected.

         In addition, our international operations will be subject to a number of inherent risks, including:

•	the impact of recessions in economies outside the United States;

•	changes in regulatory requirements;

•	reduced protection for intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	economic and political instability; and

•	fluctuations in currency exchange rates.

         These risks may have a material adverse effect on our business, results of operations or financial condition.

We may not be able to attract and retain experienced personnel.

         Our success depends in large part on the continued contributions of our senior management team, research analysts, sales representatives and technical personnel. However, we face competition in hiring and retaining personnel from, among others, technology and Internet companies, market research and consulting firms, print and electronic publishing companies and financial services companies. Many of these firms have substantially greater financial resources than we do to attract and retain qualified personnel. In addition, some people that we may attempt to hire could be subject to non-competition agreements that could impede our recruitment efforts. Our workforce reductions and the volatility in our stock price and our recent announcement of our proposed merger with NetRatings may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, or attract additional personnel that are critical to the operation of our business, our business and financial results may suffer.

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

         We seek to obtain the issuance of patents for our technology, and the registration of our material trademarks and service marks, in the United States and in selected other countries. We cannot assure you, however, that all of our pending or future patent or trademark applications and registrations will be issued or granted, or that our patents and trademarks will be upheld as valid if they are subjected to a challenge. On March 27, 2001, we filed a complaint for patent infringement against NetRatings and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue, and the trial has been scheduled by the judge for August 2002. In connection with the recent announcement of our proposed merger with NetRatings, we have agreed to stay all litigation activity against NetRatings until the Merger Agreement is terminated. We cannot assure you, however, that we will prevail in this litigation or that the trial will not be postponed beyond August 2002.

         Other parties may assert claims against us that we have misappropriated a trade secret or infringed a patent, copyright, trademark or other proprietary right belonging to them. Our use of the brand name “Media Metrix” in Europe had been challenged by Mediametrie, S.A., a French company that measures audiences of various media. Rather than engage in a protracted dispute, we elected to have our European joint venture conduct business under the name “MMXI Europe”. Mediametrie had also challenged our use of the domain name “mediametrix.com”.

         Any infringement or related claims, even if not meritorious, could be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant rights or the ability to operate parts of our business.

We may not be successful in effectively promoting our brand names.

         We believe that maintaining and strengthening our brands is an important aspect of our business. Our brand names, including “Jupiter Media Metrix”, “Media Metrix”, “Jupiter” and “AdRelevance”, are critical in our efforts to attract clients and attendees to our conferences. We believe that the importance of brand recognition will increase due to the increasing number of competitors entering the market for Internet audience measurement and research services. Our ability to promote and position our brands depends largely on:

•	the success of our marketing efforts;

•	our ability to provide our customers with high quality products; and

•	our ability to secure rights to our brand names in the major markets in which we will be active.

         As described above, our use of the brand name “Media Metrix” in Europe had been challenged by Mediametrie, S.A., a French company that measures audiences of various media. We cannot assure you that we will not have any future disputes with Mediametrie, or any other companies, with respect to the use of any of our brand names.

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

         The success of each of our businesses depends on the efficient and uninterrupted operation of our computer and communications systems. Our measurement services depend on systems that accurately track and monitor Internet usage and activity and the unimpeded processing of large quantities of data. In addition, many research services clients pay us so that their employees can read our research solely on our Web sites and many of our research products are being increasingly delivered via the Web. Furthermore, the operation of our business is heavily dependent on systems and networks that connect offices spread around the world. Our infrastructure and the infrastructure of our service providers, however, are vulnerable to security breaches, computer viruses or similar disruptive problems. These systems are also subject to telecommunications failures, power loss and various other system failures. Any failure of our current or future systems or networks, whether intentional or accidental, could impede the processing of data, the delivery of our products and services, the operation of our Web sites and the day-to-day management of our business. As a result, these failures could cause some of our clients to discontinue purchasing some of our products and services, prevent clients from purchasing our products and services or attending our events and harm our business reputation.

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

         Our conference business depends on our ability to attract attendees, sponsors and exhibitors to our events. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, our conference business will be harmed. In the last 12 months, we have had to cancel a number of scheduled conferences and the interest in our conferences may continue to diminish as companies continue to decrease spending that they deem discretionary. These cancellations have resulted in a significant decline in revenues from our conference business. In addition, the terrorist attack of September 11, 2001 has resulted in an economic downturn and a reduction in travel, and may result in further cancellations.

We face risks related to the storage of personal information about our panelists.

         We do not attempt to capture information regarding our panelists’ banking, credit card or password data. This information, however, may come into our possession. Our panel data are released only in an aggregated format or in a form not identifiable on an individual basis. However, if someone penetrates our network security or otherwise misappropriates sensitive data about our panelists, we could be subject to liability. These liabilities could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, such as unauthorized marketing purposes. These claims could result in litigation and could have a material adverse effect on our business, results of operations and financial condition.

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

         Changes to existing laws or the passage of new laws could, among other things:

•	create uncertainty in the marketplace that could reduce demand for our services;

•	limit our ability to collect and to use data from our panels;

•	increase the cost of doing business as a result of litigation costs or increased service delivery costs;

•	decrease the efficacy of Internet advertising or impede AdRelevance from gathering data for our advertising tracking services; or

•	in some other manner have a material adverse effect on our business, results of operations and financial condition.

Our executive officers and directors have substantial control over our affairs.

         Our executive officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 23.7% of our common stock as of October 25, 2001. In particular, Tod Johnson, our Chairman, together with The NPD Group, Inc., which is controlled by Mr. Johnson, owned approximately 14.8% of our outstanding common stock as of October 25, 2001.

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

         Our common stock, which is quoted on the NASDAQ National Market, has experienced significant price and volume fluctuations. These fluctuations are likely to continue in the future. The market prices of the securities of Internet-related companies have been especially volatile. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

         In connection with the merger agreement with NetRatings, we amended our shareholder rights plan to provide, among other things, that no person or entity would be considered an acquiring person by reason of any transaction contemplated by the Merger Agreement with NetRatings.

PART II.     OTHER INFORMATION

Item 1. Legal Proceedings

         On September 28, 2000, the Company filed a complaint for patent infringement against PC Data, Inc. in Federal District Court in the District of Delaware, Jupiter Media Metrix, Inc. v. PC Data, Inc., Civil Action No. 00-874-SLR. The complaint sought money damages from and a permanent injunction against PC Data. On October 18, 2000, PC Data filed its answer, defenses and counterclaims the Company’s complaint. PC Data’s Counterclaims sought declaratory judgments of noninfringment and invalidity. In March 2001, the parties reached a settlement of the litigation. As part of the settlement, PC Data (1) consented to a finding that the Company’s U.S. Patent No. 6,115,680 is valid and enforceable; (2) consented to a finding that it has infringed the ‘680 patent; (3) consented to a permanent injunction enjoining it from continuing to infringe the ‘680 patent; and (4) transferred its rights to the systems and methods used to monitor computer and online activity, including its @PC Data Tracking Software and related technologies, to the Company.

         On March 27, 2001, the Company filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. The Company’s complaint seeks money damages from and a permanent injunction against both NetRatings and NetValue. A trial date has been scheduled by the judge for August 2002. In connection with the merger agreement (defined below) between the Company and NetRatings, both parties have agreed to stay all litigation activity against each other until the merger agreement is terminated.

Item 2. Changes in Securities and Use of Proceeds

         On October 25, 2001, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of October 25, 2001 (the “Merger Agreement”), by and among NetRatings, Inc. (“NetRatings”), Sonoma Acquisition Corp., LLC (“Merger Sub”) and the Company. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. In connection with the execution of the Merger Agreement, the Company amended its stockholders’ rights plan to provide, among other things, that no person or entity would be considered to be an “acquiring person” under the stockholders’ rights plan by reason of any transaction contemplated by the Merger Agreement.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submissions of Matters to a Vote of Security Holders

         None.

Item. 5 Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of October 25, 2001, among NetRatings, Inc., Sonoma Acquisition Corp., LLC, and Jupiter Media Metrix, Inc.

(Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2001)

Exhibit 99.1	Joint Press Release, dated October 25, 2001 (incorporated by reference to the Company’s Rule 425 filing, dated October 25, 2001). (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2001)

Exhibit 99.2	Loan and Security Agreement, dated as of October 25, 2001, by and between NetRatings, Inc., Jupiter Media Metrix, Inc., AdRelevance, Inc., IRG Acquisition Corp., Jupiter Communications, Inc., MMXI Holdings, Inc. and Net Market Makers. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2001)

Exhibit 99.3	Agreement, dated as of October 25, 2001, by and between Jupiter Media Metrix, Inc. and Tod Johnson. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2001)

Exhibit 99.4	Amendment No. 1 to Preferred Stock Rights Agreement, dated as of October 25, 2001, by and between Jupiter Media Metrix, Inc. and American Stock Transfer & Trust Company. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2001)

         (b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K dated October 30, 2001 relating to the transactions contemplated by the Company’s proposed merger with a wholly owned subsidiary of NetRatings, Inc. and an amendment to the Company’s Shareholder Rights Plan executed in connection therewith.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUPITER MEDIA METRIX, INC.

By: /s/ Robert Becker Name: Robert Becker Title: Chief Executive Officer

Date: November 13, 2001

By: /s/ Jean Robinson Name: Jean Robinson Title: Chief Financial Officer

Date: November 13, 2001