Form 10-Q/A
period 2000-09-30
JUPITER MEDIA METRIX INC
filed 2002-02-27
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

INTRODUCTORY NOTE The purpose of this Form 10-Q/A is to restate the consolidated financial statements of Jupiter Media Metrix, Inc. for the quarterly period ended September 30, 2000. In a press release issued on February 11, 2002, the Company announced that approximately $5.7 million which previously was reflected as current assets should have been reflected as restricted cash and other assets. As previously disclosed by the Company, the restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits under the Company's real estate leases. The financial statements included in this Form 10-Q/A have been restated to reflect the change in presentation.

                           JUPITER MEDIA METRIX, INC.

                                     INDEX

PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)...............    2
           Consolidated Balance Sheets -- September 30, 2000 and
              December 31, 1999......................................    2
           Consolidated Statements of Operations -- Three and Nine
              Months Ended September 30, 2000 and 1999...............    3
           Consolidated Statement of Stockholders' Equity -- Nine
              Months Ended September 30, 2000........................    4
           Consolidated Statements of Cash Flows -- Nine Months Ended
              September 30, 2000 and 1999............................    5
           Notes to Consolidated Financial Statements................    6
Item 2.  Management's Discussion and Analysis of Financial Condition     8
           and Results of Operations.................................
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   14

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 3.  Defaults Upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           JUPITER MEDIA METRIX, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 98,644         $ 97,364
  Marketable securities.....................................      22,057           14,877
  Receivables:
     Trade, less allowance for doubtful accounts of $646 in
      2000 and $500 in 1999.................................      28,246            5,473
     Expenditures billable to clients.......................       1,337              520
                                                                --------         --------
  Total receivables.........................................      29,583            5,993
  Prepaid expenses and other current assets.................       6,804              454
                                                                --------         --------
Total current assets........................................     157,088          118,688
Property and equipment, at cost, net of accumulated
  depreciation and amortization of $3,773 in 2000 and $561
  in 1999...................................................      31,424            5,308
Intangibles acquired, net of accumulated amortization of
  $27,076 in 2000 and $7,792 in 1999........................     485,776           52,948
Due from minority interests in consolidated subsidiaries....         310            1,617
Restricted cash and other assets............................      12,433              283
                                                                --------         --------
Total assets................................................    $687,031         $178,844
                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 39,288         $ 10,560
  Advance billings to clients...............................      43,049            5,126
  Current portion of long-term debt.........................         712              196
                                                                --------         --------
Total current liabilities...................................      83,049           15,882
Deferred rent...............................................       1,121               --
Long-term debt..............................................          18              173
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value -- 10,000,000 shares
     authorized.............................................          --               --
  Common stock, $.01 par value -- 150,000,000 shares
     authorized; shares issued and outstanding -- in 2000
     34,810,091 and 19,681,999 in 1999......................         348              197
  Additional paid-in capital................................     684,810          202,031
  Accumulated other comprehensive loss......................        (150)             (83)
  Accumulated deficit.......................................     (64,032)         (38,110)
  Deferred compensation.....................................     (18,133)          (1,246)
                                                                --------         --------
Total stockholders' equity..................................    $602,843         $162,789
                                                                --------         --------
Total liabilities and stockholders' equity..................    $687,031         $178,844
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

                           JUPITER MEDIA METRIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(25,922)   $ (7,581)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Loss on disposal of equipment.............................        --           8
  Provision for bad debts...................................       146         173
  Depreciation and amortization of property and equipment...     3,212         240
  Amortization of deferred compensation and other
     stock-based compensation...............................       652         884
  Amortization of intangibles...............................    19,284       2,246
  Minority interests........................................    (2,294)         --
  Changes in operating assets and liabilities:
     Receivables............................................   (10,045)     (1,501)
     Prepaid expenses and other current assets..............      (329)       (807)
     Other assets...........................................        78          --
     Accounts payable and accrued liabilities...............    (5,269)      2,715
     Advance billings to clients............................     6,583       1,421
     Due to The NPD Group, Inc..............................        67      (4,367)
                                                              --------    --------
Net cash used in operating activities.......................   (13,837)     (6,569)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired net of cash paid for acquisitions.............    33,663          --
Purchase of marketable securities...........................    (7,117)    (23,509)
Purchases of property and equipment.........................   (13,758)     (1,477)
Security deposits...........................................    (1,439)       (125)
                                                              --------    --------
Net cash provided (used) in investing activities............    11,349     (25,111)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on long-term debt................................      (145)       (414)
Proceeds from long-term debt................................        --         478
Proceeds from exercise of warrants and options..............       442       1,290
Contributions from minority interests.......................     3,601          --
Redemption of redeemable preferred stock....................        --      (4,789)
Net proceeds from initial public offering...................        --      49,383
                                                              --------    --------
Net cash provided by financing activities...................     3,898      45,948
                                                              --------    --------
Effect of exchange rate changes on cash.....................      (130)         --
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........     1,280      14,268
Cash and cash equivalents at beginning of period............    97,364       8,012
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 98,644    $ 22,280
                                                              ========    ========
SUPPLEMENTAL INFORMATION
Interest paid...............................................  $     24    $     49
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

     On October 25, 2001, Jupiter Media Metrix and NetRatings, Inc. entered into a merger agreement and related loan and security agreement. On February 19, 2002, such agreements were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations. The accompanying financial statements do not reflect any adjustments that might result if Jupiter Media Metrix were unable to continue as a going concern.

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

C. MERGER WITH JUPITER COMMUNICATIONS, INC.

     On September 20, 2000, the Company completed a merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter") by issuing 14,921,856 shares of the Company's common stock in exchange for all of the outstanding common stock of Jupiter. In addition, the Company assumed all of the outstanding stock options to purchase common stock of Jupiter. The total purchase price of $471.8 million, including merger related costs and expenses of $8.6 million, was tentatively allocated to the net operating assets acquired of $78.4 million, including cash of $41.7 million (including $4.8 million of restricted cash), and goodwill and other intangibles of $393.4 million. In addition, deferred compensation of $14.6 million, which represents the intrinsic value of unvested Jupiter options, was recorded. In connection with the closing of the Merger, the Company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

     The Merger was accounted for using the purchase method of accounting and the operations of Jupiter have been included in the accompanying consolidated financial statements from the date of the closing of the Merger.

                           JUPITER MEDIA METRIX, INC.

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

     We believe that our high customer renewal rate provides us with a growing base of recurring revenues from our syndicated measurement and research products. Of the customers subscribing under annual contracts for our syndicated measurement products and services in the first nine months of 1999, over 95% remained customers at the end of the first nine months of 2000. In addition, of the contracts renewed in the first nine months of 2000, we experienced an average increase in contract dollar value of over 34% due to the purchase of additional services by our renewing clients. A substantial portion of our Jupiter Research contracts have also been renewed for an equal or higher dollar amount. Approximately 70% of research contracts expiring during the twelve months ended September 30, 2000 were renewed.

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

     Net cash generated from investing activities was $11.3 million for the nine months ended September 30, 2000, compared to net cash used of $25.1 million for the nine months ended September 30, 1999. The positive cash flow can be attributed to the completion of the merger with Jupiter Communications, which furnished $39.4 million in cash. This was offset by cash paid for the SIFO acquisition of $5.7 million, purchases of marketable securities for $7.1 million, additions to property, plant and equipment for $13.8 million and $1.4 million in security deposits and restricted cash.

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

     As of September 30, 2000, we had $98.6 million of cash and cash equivalents and $22.1 million of marketable securities. As of September 30, 2000, our material capital commitments consisted of improvements to our additional leasehold space, which we anticipate to be approximately $5 million.

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

     On October 25, 2001, Jupiter Media Metrix and NetRatings, Inc. entered into a merger agreement and related loan and security agreement. On February 19, 2002, such agreements were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations.

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