Form 10-K405/A
period 2000-12-31
JUPITER MEDIA METRIX INC
filed 2002-02-27
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

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

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2001, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     INTRODUCTORY NOTE The purpose of this Form 10-K/A is to restate the consolidated financial statements of Jupiter Media Metrix, Inc. for the year ended December 31, 2001. In a press release issued on February 11, 2002, the Company announced that approximately $5.7 million which previously was reflected as current assets should have been reflected as restricted cash and other assets. As previously disclosed by the Company, the restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits under the Company's real estate leases. The financial statements included in this Form 10-K/A have been restated to reflect the change in presentation.

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

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Measurement..........................  $ 51,829    $ 20,500    $ 6,331    $ 3,188    $ 1,033
  Research services....................    17,238          --         --         --         --
  Events and other.....................     8,711          --         --         --         --
                                         --------    --------    -------    -------    -------
Total revenues.........................    77,778      20,500      6,331      3,188      1,033
Cost of revenues.......................    32,752      10,291      4,121      3,463      1,744
                                         --------    --------    -------    -------    -------
Gross profit (loss)....................    45,026      10,209      2,210       (275)      (711)
Operating expenses:
  Research and development.............    16,078       5,044      1,382        866        588
  Sales and marketing..................    29,428       9,117      2,888      2,022        929
  General and administrative...........    25,882       6,756      2,715      1,516      1,148
  Amortization of deferred compensation
     and other stock-based
     compensation......................     2,551       1,060        369         --         --
  Amortization of intangibles..........    46,629       7,312        479         --         --
  Acquired in-process research and
     development.......................        --       6,800      1,600         --         --
                                         --------    --------    -------    -------    -------
Total operating expenses...............   120,568      36,089      9,433      4,404      2,665
                                         --------    --------    -------    -------    -------
Loss from operations...................   (75,542)    (25,880)    (7,223)    (4,679)    (3,376)
Minority interests.....................     5,990       1,689         --         --         --
Interest and other income, net.........     6,231       2,283         65         95         --
                                         --------    --------    -------    -------    -------
Net loss...............................   (63,321)    (21,908)    (7,158)    (4,584)    (3,376)
Preferred stock dividends..............        --        (109)      (314)      (290)        --
                                         --------    --------    -------    -------    -------
Net loss applicable to common
  stockholders.........................  $(63,321)   $(22,017)   $(7,472)   $(4,874)   $(3,376)
                                         ========    ========    =======    =======    =======
Basic and diluted net loss per common
  share applicable to common
  stockholders.........................  $  (2.63)   $  (1.34)   $  (.98)   $  (.75)   $  (.52)
                                         ========    ========    =======    =======    =======
Shares used in the calculation of basic
  and diluted net loss per share
  applicable to common stockholders....    24,083      16,445      7,619      6,523      6,523

                                                            AT DECEMBER 31,
                                         -----------------------------------------------------
                                           2000        1999       1998       1997       1996
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA
  Cash, cash equivalents and marketable
     securities........................  $ 92,213    $112,241    $ 8,012    $ 1,869    $   583
  Working capital (deficit)............    57,559     102,806      1,057        (47)    (2,478)
  Total assets.........................   646,976     178,844     16,060      2,787      1,213
  Due to related parties...............     3,646         444      4,706      1,284      2,782
  Preferred stock......................        --          --      4,680      8,366         --
  Total stockholders' equity
     (deficit).........................   568,824     162,789      2,622     (8,274)    (2,478)

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

     Net cash provided by (used in) investing activities was $2.3 million for the year ended December 31, 2000, $(19.4) million for the year ended December 31, 1999, and $3.1 million for the year ended December 31, 1998. For the year ended December 31, 2000, cash provided by investing activities primarily relates to cash received from the merger with Jupiter Communications, net of merger related expenses, and cash paid for the MMXI Nordic acquisition totaling $27.2 million. This was offset by the purchase of property, plant and equipment of $20.0 million, purchases of marketable securities of $3.1 million and $1.8 million for security deposits and restricted cash. For the year ended December 31, 1999, cash used in investing activities was primarily attributed to the purchase of investment securities with the proceeds from our public offerings of common stock pending the use of these proceeds for working capital purposes along with the purchase of property, plant and equipment. Cash provided by investing activities for the year ended December 31, 1998 resulted primarily from the acquisition of $3.2 million of cash in the RelevantKnowledge transaction.

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

     As of December 31, 2000, we had $74.1 million of cash and cash equivalents and $18.1 million of marketable securities. As of December 31, 2000, our material capital commitments consisted of improvements to our additional leasehold space which we anticipate to be approximately $5.0 million. We expect to invest at least an additional $20.0 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We currently anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. In addition, we currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that operating expenses will be a material use of our cash resources.

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

                                          JUPITER MEDIA METRIX, INC.

                                                   /s/ ROBERT BECKER
                                          --------------------------------------
                                          By:  Robert Becker
                                          Title: Chief Executive Officer
Date: February 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2002



                   /s/ TOD JOHNSON                     Chairman
-----------------------------------------------------
                     Tod Johnson

                                                       Vice Chairman
-----------------------------------------------------
                     Gene DeRose

                  /s/ ROBERT BECKER                    Director and Chief Executive Officer
-----------------------------------------------------  (Principal Executive Officer)
                    Robert Becker

                 /s/ KURT ABRAHAMSON                   Director and President, Jupiter Research
-----------------------------------------------------
                   Kurt Abrahamson

                  /s/ JEAN ROBINSON                    Chief Financial Officer (Principal Financial
-----------------------------------------------------  and Accounting Officer)
                    Jean Robinson

                 /s/ WILLIAM HELMAN                    Director
-----------------------------------------------------
                   William Helman

                  /s/ ROBERT KAVNER                    Director
-----------------------------------------------------
                    Robert Kavner

                    /s/ STIG KRY                       Director
-----------------------------------------------------
                      Stig Kry

                 /s/ JAMES MORTENSEN                   Director
-----------------------------------------------------
                   James Mortensen

                 /s/ ANDREW PARSONS                    Director
-----------------------------------------------------
                   Andrew Parsons

                  /s/ RANDY PAUSCH                     Director
-----------------------------------------------------
                    Randy Pausch

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

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP

New York, New York
February 7, 2001, except for Note 16 as to which the date is February 26, 2002

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 74,133,236    $ 97,363,634
  Marketable securities.....................................    18,080,220      14,877,222
  Receivables:
     Trade, less allowance for doubtful accounts of
       $2,597,000 in 2000 and $500,000 in 1999..............    33,765,623       5,473,299
     Expenditures billable to clients.......................     1,252,762         520,084
                                                              ------------    ------------
  Total receivables.........................................    35,018,385       5,993,383
  Prepaid expenses and other current assets.................     6,819,122         454,072
                                                              ------------    ------------
Total current assets........................................   134,050,963     118,688,311
Property and equipment at cost, net.........................    35,424,739       5,307,667
Intangibles acquired, net...................................   461,615,207      52,948,261
Due from minority interests in consolidated subsidiaries....     2,478,203       1,617,384
Restricted cash and other assets............................    13,406,501         282,801
                                                              ------------    ------------
Total assets................................................  $646,975,613    $178,844,424
                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..................  $ 32,211,664    $ 10,115,492
  Due to related parties....................................     3,646,291         444,495
  Advance billings to clients...............................    39,923,326       5,125,613
  Current portion of long-term debt.........................       710,845         196,268
                                                              ------------    ------------
Total current liabilities...................................    76,492,126      15,881,868
Deferred rent...............................................     1,659,110              --
Long-term debt..............................................            --         173,387
Commitments and contingencies Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
     10,000,000 in 2000 and 5,000,000 in 1999, none issued
     and outstanding........................................            --              --
  Common stock, $.01 par value -- shares authorized:
     150,000,000 in 2000 and 60,000,000 in 1999; shares
     issued and outstanding: 35,155,362 in 2000 and
     19,681,999 in 1999.....................................       351,554         196,820
  Additional paid-in capital................................   685,807,640     202,031,538
  Accumulated other comprehensive loss......................       (94,646)        (82,424)
  Accumulated deficit.......................................  (101,431,044)    (38,110,438)
  Deferred compensation.....................................   (15,809,127)     (1,246,327)
                                                              ------------    ------------
Total stockholders' equity..................................   568,824,377     162,789,169
                                                              ------------    ------------
Total liabilities and stockholders' equity..................  $646,975,613    $178,844,424
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

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          2000           1999          1998
                                                      ------------   ------------   -----------
OPERATING ACTIVITIES
Net loss............................................  $(63,320,606)  $(21,908,001)  $(7,158,698)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Charge for acquired in process research and
     development....................................            --      6,800,000     1,600,000
  Loss on disposal of equipment.....................            --         43,123        13,174
  Provision for bad debts...........................       191,000        387,000       160,600
  Depreciation and amortization of property and
     equipment......................................     5,452,158        515,912        65,969
  Amortization of deferred compensation and other
     stock-based compensation.......................     2,551,200      1,060,108       368,550
  Amortization of intangibles.......................    46,629,356      7,312,505       479,000
  Minority Interests................................    (5,990,455)    (1,688,542)           --
  Deferred rent.....................................       188,110             --            --
  Changes in operating assets and liabilities
     Receivables....................................   (15,525,002)    (5,000,046)     (427,652)
     Prepaid expenses and other current assets......       147,750        (44,631)      (13,625)
     Other assets...................................      (534,512)        16,653        28,976
     Accounts payable and accrued liabilities.......    (7,216,828)     7,008,832       657,737
     Advance billings to clients....................     3,457,713      3,727,671       393,581
     Due to related parties.........................     3,201,796     (4,261,330)    3,421,510
                                                      ------------   ------------   -----------
Net cash used in operating activities...............   (30,768,320)    (6,030,746)     (410,878)
                                                      ------------   ------------   -----------
INVESTING ACTIVITIES
Purchase of marketable securities...................    (3,125,735)   (14,941,356)           --
Cash acquired, net of acquisition costs and cash
  paid..............................................    27,246,456        500,511     3,185,112
Additions to property and equipment.................   (19,999,230)    (4,733,977)     (117,489)
Proceeds from the sales of fixed assets.............            --             --         5,300
Security deposits and restricted cash...............    (1,800,188)      (191,336)           --
                                                      ------------   ------------   -----------
Net cash provided by (used in) investing
  activities........................................     2,321,303    (19,366,158)    3,072,923
                                                      ------------   ------------   -----------
FINANCING ACTIVITIES
Repayment on long term debt.........................      (656,610)    (2,321,771)      (19,155)
Proceeds from exercise of warrants and stock
  options...........................................       873,136      1,328,876     1,500,286
Net proceeds from initial and secondary public
  offering..........................................            --    120,477,500            --
Redemption of redeemable preferred stock............            --     (4,788,955)
Contributions from minority interests...............     5,129,636         71,158            --
Sale of common stock................................            --             --     1,999,831
                                                      ------------   ------------   -----------
Net cash provided by financing activities...........     5,346,162    114,766,808     3,480,962
                                                      ------------   ------------   -----------
Effect of exchange rate changes on cash.............      (129,543)       (18,290)
                                                      ------------   ------------   -----------
Net increase (decrease) in cash and cash
  equivalents.......................................   (23,230,398)    89,351,614     6,143,007
Cash and cash equivalents at beginning of year......    97,363,634      8,012,020     1,869,013
                                                      ------------   ------------   -----------
Cash and cash equivalents at end of year............  $ 74,133,236   $ 97,363,634   $ 8,012,020
                                                      ============   ============   ===========
SUPPLEMENTAL INFORMATION
Interest paid.......................................  $     40,905   $     74,660   $    11,374
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

     At December 31, 2000, approximately $5.7 million of restricted cash and cash equivalents which previously were reflected as current assets have been reflected as restricted cash and other assets. The restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits.

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

     On September 20, 2000, the Company completed a merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter Communications") by issuing 14,921,856 shares of Jupiter Media Metrix' common stock in exchange for all of the outstanding common stock of Jupiter Communications. In addition, Jupiter Media

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

Metrix assumed all the outstanding stock options to purchase common stock of Jupiter Communications. The total purchase price of $470.1 million, including merger related costs and expenses of $6.9 million, was tentatively allocated to the net assets acquired of $78.5 million, including cash of $44.2 million (including $4.8 million of restricted cash), and goodwill and other intangibles of $391.6 million. In addition, deferred compensation of $14.6 million, which represents the intrinsic value of unvested Jupiter Communications options, was recorded. In connection with the closing of the Merger, the company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

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
                                                    WEIGHTED                       WEIGHTED
                                  AVERAGE LIFE      AVERAGE                        AVERAGE
EXERCISE PRICE RANGE   OPTIONS     (IN YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
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

16. SUBSEQUENT EVENTS

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

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  ADDITIONS
                                    BALANCE AT    CHARGED TO      CHARGED                        BALANCE
                                    BEGINNING     COSTS AND      TO OTHER                        AT END
DESCRIPTION                         OF PERIOD      EXPENSES     ACCOUNTS(A)    DEDUCTIONS(B)    OF PERIOD
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