Form 10-Q/A
period 2001-03-31
JUPITER MEDIA METRIX INC
filed 2002-02-27
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------

                                    FORM 10-Q/A

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

INTRODDUCTORY NOTE The purpose of this Form 10-Q/A is to restate the consolidated financial statements of Jupiter Media Metrix, Inc. for the quarterly period ended September 30, 2001. In a press release issued on February 11, 2002, the Company announced that approximately $5.7 million which previously was reflected as current assets should have been reflected as restricted cash and other assets. As previously disclosed by the Company, the restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits under the Company's real estate leases. The financial statements included in this Form 10-Q/A have been restated to reflect the change in presentation.




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

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,       DECEMBER 31,
                                                                  2001             2000
                                                                ---------       -----------
ASSETS
Current assets:
    Cash and cash equivalents ...........................       $  55,053        $  74,133
    Marketable securities ...............................          13,503           18,080
    Receivables:
       Trade, less allowance for doubtful accounts of
         $1,972 in 2001 and $2,597 in 2000 ..............          32,258           33,766
       Expenditures billable to clients .................             915            1,253
                                                                ---------        ---------
    Total receivables ...................................          33,173           35,019
    Prepaid expenses and other current assets ...........           7,420            6,819
                                                                ---------        ---------
Total current assets ....................................         109,149          134,051
Property and equipment at cost, net of accumulated
  depreciation and amortization of $7,905 in 2001 and
  $6,013 in 2000 ........................................          32,627           35,425
Intangibles acquired, net of accumulated amortization of
  $81,501 in 2001 and $54,421 in 2000 ...................         434,131          461,615
Due from minority interests in consolidated subsidiaries            2,455            2,478
Restricted cash and other assets ........................          14,213           13,407
                                                                ---------        ---------
Total assets ............................................       $ 592,575        $ 646,976
                                                                =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities ............       $  35,878        $  32,212
    Due to related parties ..............................           1,378            3,646
    Advance billings to clients .........................          35,693           39,923
    Current portion of long-term debt ...................             360              711
                                                                ---------        ---------
Total current liabilities ...............................          73,309           76,492
Deferred rent ...........................................           2,038            1,659
Long-term debt ..........................................              --               --
Commitments and contingencies
    Stockholders' equity:
    Preferred stock, $.01 par value -- shares authorized:
       10,000,000 in 2001 and 2000, none issued and
       outstanding ......................................              --               --
    Common stock, $.01 par value -- shares authorized:
       150,000,000 in 2001 and 2000; shares issued and
       outstanding: 35,453,466 in 2001 and
       35,155,362 in 2000 ...............................             355              351
    Additional paid-in capital ..........................         685,360          685,808
    Accumulated other comprehensive loss ................             736              (95)
    Accumulated deficit .................................        (155,595)        (101,431)
    Deferred compensation ...............................         (13,628)         (15,809)
                                                                ---------        ---------
Total stockholders' equity ..............................         517,228          568,824
                                                                ---------        ---------
Total liabilities and stockholders' equity ..............       $ 592,575        $ 646,976
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

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED MARCH 31,
                                                         2001              2000
                                                       --------          --------
OPERATING ACTIVITIES
Net loss ...........................................   $(54,164)         $ (8,109)
Adjustments to reconcile net loss to net cash used
     in operating activities:
     Restructuring and other charges ...............     13,825                --
     Loss on sale of subsidiary ....................        664                --
     Provision for bad debts .......................        769                80
     Depreciation and amortization of property and
       equipment ...................................      2,750               668
     Amortization of deferred compensation and other
       stock-based compensation ....................      1,428               120
     Acceleration of vesting on options ............         25               162
     Amortization of intangibles ...................     27,454             5,565
     Minority interests ............................     (1,867)              478
     Deferred rent .................................        379                --
     Changes in operating assets and liabilities
       Receivables .................................      1,076            (2,604)
       Prepaid expenses and other current assets ...       (602)            1,282
       Other assets ................................         --               (19)
       Accounts payable and accrued liabilities ....     (4,619)             (909)
       Advance billings to clients .................     (4,011)            1,908
       Due to related parties ......................     (2,432)             (136)
                                                       --------          --------
Net cash used in operating activities ..............    (19,325)           (1,514)
                                                       --------          --------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities ...........      4,570              (334)
Cash acquired, net of acquisition costs and cash
     paid ..........................................         --            (5,692)
Additions to property and equipment ................     (5,920)           (3,501)
Proceeds from the sales of fixed assets ............         --                --
Security deposits ..................................       (819)              (40)
                                                       --------          --------
Net cash provided by (used in) investing
     activities ....................................     (2,169)           (9,567)
                                                       --------          --------
FINANCING ACTIVITIES
Repayment on long term debt ........................       (351)              (47)
Proceeds from exercise of stock options ............        284               204
Contributions from minority interests ..............      1,890               175
Net cash provided by financing activities ..........      1,823               332
                                                       --------          --------
Effect of exchange rate changes on cash ............        591               (63)
                                                       --------          --------
Net increase (decrease) in cash and cash equivalents    (19,080)          (10,812)
Cash and cash equivalents at beginning of period ...     74,133            97,364
                                                       --------          --------
Cash and cash equivalents at end of period .........   $ 55,053          $ 86,552
                                                       ========          ========
SUPPLEMENTAL INFORMATION
Interest paid ......................................   $     22          $      6
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

           As of March 31, 2001, we had $55.1 million of cash and cash equivalents and $13.5 million of marketable securities. We expect to invest at least an additional $12.0 million over the next year in our international operations, in improvements in our technology and data delivery systems and in connection with lease commitments and related capital improvements associated with the expansion of our business. We also currently anticipate that operating expenses will be a material use of our cash resources.

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

                                  JUPITER MEDIA METRIX, INC.



                                  By: /s/ Robert Becker
                                     -------------------------------------------
                                     Name:  Robert Becker
                                     Title: Chairman and Chief Executive Officer

Date: February 14, 2002

                                  By: /s/ Jean Robinson
                                     -------------------------------------------
                                     Name:  Jean Robinson
                                     Title: Chief Financial Officer

Date: February 14, 2002