Form 10-Q/A
period 2001-06-30
JUPITER MEDIA METRIX INC
filed 2002-02-27
CIK 1039446

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

INTRODUCTORY NOTE The purpose of this Form 10-Q/A is to restate the consolidated financial statements of Jupiter Media Metrix, Inc. for the quarterly period ended June 30, 2001. In a press release issued on February 11, 2002, the Company announced that approximately $5.7 million which previously was reflected as current assets should have been reflected as restricted cash and other assets. As previously disclosed by the Company, the restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits under the Company's real estate leases. The financial statements included in this Form 10-Q/A have been restated to reflect the change in presentation.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           JUNE 30,        DECEMBER 31,
                                                                            2001               2000
                                                                          ---------        ------------
ASSETS
Current assets:
    Cash and cash equivalents ....................................        $  40,862         $  74,133
    Marketable securities ........................................            2,674            18,080
    Receivables:
      Trade, less allowance for doubtful accounts
        of $2,188 in 2001 and $2,597 in 2000 .....................           28,015            33,766
      Expenditures billable to clients ...........................            1,296             1,253
                                                                          ---------         ---------
    Total receivables ............................................           29,311            35,019
    Prepaid expenses and other current assets ....................            5,589             6,819
                                                                          ---------         ---------
Total current assets .............................................           78,436           134,051
Property and equipment at cost, net of
  accumulated depreciation and amortization of
  $9,858 in 2001 and $6,013 in 2000 ..............................           33,155            35,425
Intangibles acquired, net of accumulated
  amortization of $109,304 in 2001 and $54,421 in 2000 ...........          407,464           461,615
Due from minority interests in consolidated
subsidiaries .....................................................            2,909             2,478
Restricted cash and other assets .................................            6,994            13,407
                                                                          ---------         ---------
Total assets .....................................................        $ 528,958         $ 646,976
                                                                          =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable ................................................        $     331         $     711
    Accounts payable and accrued liabilities .....................           27,776            32,212
    Due to related parties .......................................            3,334             3,646
    Advance billings to clients ..................................           26,431            39,923
                                                                          ---------         ---------
Total current liabilities ........................................           57,872            76,492
Deferred rent ....................................................            1,789             1,660
Commitments and contingencies
    Stockholders' equity: Preferred stock, $.01 par value --
    shares authorized:
      10,000,000 in 2001 and 2000, none issued
      and outstanding ............................................               --                --
    Common stock, $.01 par value -- shares authorized:
      150,000,000 in 2001 and 2000; shares issued
      and outstanding: 35,492,663 in 2001 and
      35,155,362 in 2000 .........................................              355               351
    Additional paid-in capital ...................................          684,963           685,808
    Accumulated other comprehensive loss .........................             (802)              (95)
    Accumulated deficit ..........................................         (203,751)         (101,431)
    Deferred compensation ........................................          (11,468)          (15,809)
                                                                          ---------         ---------
Total stockholders' equity .......................................          469,297           568,824
                                                                          ---------         ---------
Total liabilities and stockholders' equity........................        $ 528,958         $ 646,976
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

                   JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          SIX MONTHS ENDED JUNE 30,
                                                            2001              2000
                                                         ----------        ----------
OPERATING ACTIVITIES
Net loss .........................................       $ (102,320)       $  (15,788)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Restructuring and other charges ..............           17,293                --
    Loss on sale of subsidiary ...................              664                --
    Loss on write-off of investments .............            5,477                --
    Provision for bad debts ......................            1,395               170
    Depreciation and amortization of property
      and equipment ..............................            4,967             1,573
    Amortization of deferred compensation and
      other stock-based compensation .............            3,158               323
    Amortization of intangibles ..................           54,883            11,130
    Minority interests ...........................           (2,828)           (1,632)
    Deferred rent ................................              130                --
    Changes in operating assets and liabilities
      Receivables ................................            4,312            (5,249)
      Prepaid expenses and other current
      assets .....................................              734             1,014
      Other assets ...............................              935              (638)
      Accounts payable and accrued liabilities ...          (11,053)              (55)
      Advance billings to clients ................          (13,711)            5,178
      Due to related parties .....................             (476)               --
                                                         ----------        ----------
Net cash used in operating activities ............          (36,440)           (3,974)
                                                         ----------        ----------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities .........           15,400           (12,986)
Cash acquired, net of acquisition costs and
 cash paid .......................................               --            (5,692)
Additions to property and equipment ..............           (9,118)           (9,390)
Acquisition earn-out payment .....................           (4,918)               --
Security deposits ................................               --               (19)
                                                         ----------        ----------
Net cash provided by (used in) investing
    activities ...................................            1,364           (28,087)
                                                         ----------        ----------
FINANCING ACTIVITIES
Repayment of notes payable .......................             (580)              (96)
Proceeds from exercise of stock options ..........              342               351
Contributions from minority interests ............            2,397             3,272
                                                         ----------        ----------
Net cash provided by financing activities ........            2,159             3,527
                                                         ----------        ----------
Effect of exchange rate changes on cash ..........             (354)              (12)
                                                         ----------        ----------
Net increase (decrease) in cash and cash
  equivalents ....................................          (33,271)          (28,546)
Cash and cash equivalents at beginning of
  period .........................................           74,133            97,364
                                                         ----------        ----------
Cash and cash equivalents at end of period .......       $   40,862        $   68,818
                                                         ==========        ==========
SUPPLEMENTAL INFORMATION
Interest paid ....................................       $       14        $        7
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


        On October 25, 2001, Jupiter Media Metrix and NetRatings, Inc. entered into a merger agreement and related loan and security agreement. The letter of credit between Jupiter Media Metrix and Tod Johnson, the Company's Chairman, was terminated in connection with the merger agreement (see Note H). On February 19, 2002, the merger and related loan and security agreements were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations. The accompanying financial statements do not reflect any adjustments that might result if Jupiter Media Metrix were unable to continue as a going concern.


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

        As of June 30, 2001, we had $40.9 million of cash and cash equivalents and $2.7 million of marketable securities. We expect to invest at least an additional $8.0 million to $10.0 million over the next year in improvements in our technology and data delivery systems and in product extensions. We also currently anticipate that operating expenses will be a material use of our cash resources.

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

         On October 25, 2001, Jupiter Media Metrix and NetRatings, Inc. entered into a merger agreement and related loan and security agreement. The letter of credit between Jupiter Media Metrix and Tod Johnson discussed above was terminated in connection with the merger agreement. On February 19, 2002, the merger and related loan and security agreements were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations.

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

Date: February 14, 2002

                                         By: /s/ Jean Robinson
                                            ------------------------------------
                                             Name: Jean Robinson
                                             Title: Chief Financial Officer

Date: February 14, 2002