Form 10-Q/A
period 2001-09-30
JUPITER MEDIA METRIX INC
filed 2002-02-27
CIK 1039446

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$23,202	$74,133

Marketable securities	4,139	18,080

Receivables:

Trade, less allowance for doubtful accounts of $3,492 in 2001 and $2,597 in 2000	22,762	33,766

Expenditures billable to clients	54	1,253

Total receivables	22,816	35,019

Prepaid expenses and other current assets	3,902	6,819

Total current assets	54,059	134,051

Property and equipment at cost, net of accumulated depreciation and amortization of $10,529 in 2001 and $6,013 in 2000	26,591	35,425

Intangibles acquired, net of accumulated amortization of $58,752 in 2001 and $54,421 in 2000	61,832	461,615

Due from minority interests in consolidated subsidiaries	1,306	2,478

Restricted cash and other assets	6,259	13,407

Total assets	$150,047	$646,976

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable and accrued liabilities	$52,334	$32,212

Due to related parties	2,468	3,646

Advance billings to clients	17,420	39,923

Current portion of long-term debt	138	711

Total current liabilities	72,360	76,492

Deferred rent	2,111	1,660

Commitments and contingencies Stockholders’ equity:

Preferred stock, $.01 par value — shares authorized: 10,000,000 in 2001 and 2000, none issued and outstanding	—	—

Common stock, $.01 par value — shares authorized: 150,000,000 in 2001 and 2000; shares issued and outstanding: 35,501,840 in 2001 and 35,155,362 in 2000	355	351

Additional paid-in capital	684,967	685,808

Accumulated other comprehensive loss	114	(95)

Accumulated deficit	(599,912)	(101,431)

Deferred compensation	(9,948)	(15,809)

Total stockholders’ equity	75,576	568,824

Total liabilities and stockholders’ equity	$150,047	$646,976

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

JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,

	2001	2000

Operating activities

Net loss	$(498,481)	$(25,922)

Adjustments to reconcile net loss to net cash used in operating activities:

Restructuring and other charges	51,259	—

Loss on sale of subsidiary	664	—

Loss on write-off of investments	5,477	—

Provision for bad debts	2,545	146

Depreciation and amortization of property and equipment	7,097	3,212

Amortization of deferred compensation and other stock-based compensation	4,678	652

Amortization and write-down of intangibles	402,171	19,284

Minority interests	(2,055)	(2,294)

Deferred rent	379	—

Changes in operating assets and liabilities:

Receivables	9,657	(10,045)

Prepaid expenses and other current assets	1,874	(329)

Other assets	1,457	78

Accounts payable and accrued liabilities	(15,365)	(5,269)

Advance billings to clients	(22,211)	6,583

Due to related parties	(1,204)	67

Net cash used in operating activities	(52,058)	(13,837)

Investing activities

Sales (purchases) of marketable securities	13,939	(7,117)

Cash acquired, net of acquisition costs and cash paid	—	33,663

Acquisition earn-out payment	(4,918)	—

Additions to property and equipment	(9,918)	(13,758)

Purchase of license	(1,000)	—

Security deposits and restricted cash	—	(1,439)

Net cash provided by (used in) investing activities	(1,897)	11,349

Financing activities

Repayment of notes payable	(773)	(145)

Proceeds from exercise of stock options	346	442

Contributions from minority interests	3,227	3,601

Net cash provided by financing activities	2,800	3,898

Effect of exchange rate changes on cash	224	(130)

Net (decrease) increase in cash and cash equivalents	(50,931)	1,280

Cash and cash equivalents at beginning of period	74,133	97,364

Cash and cash equivalents at end of period	$23,202	$98,644

Supplemental information

Interest paid	$125	$24

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

      On February 19, 2002, the merger agreement and related loan and security agreement were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations. The accompanying financial statements do not reflect any adjustments that might result if Jupiter Media Metrix were unable to continue as a going concern.

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

         Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2001, compared to net cash provided by investing activities of $11.3 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 was due primarily to additions to property, plant and equipment of approximately $9.9 million, the payment of an acquisition earn-out obligation of $4.9 million and the purchase of an exclusive technology license of $1.0 million offset by the sale of marketable securities of $13.9 million. Cash provided by investing activities for the nine months ended September 30, 2000 was due primarily to cash acquired, net of cash paid for acquisitions of $33.7 million, offset by the purchase of marketable securities of $7.1 million, additions to property, plant and equipment of approximately $13.8 million and $1.4 million in security deposits and restricted cash.

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

         As of September 30, 2001, we had $23.2 million of cash and cash equivalents and $4.1 million of marketable securities. In October 2001, an additional $500,000 became restricted as it is collateralizing letters of credit issued in lieu of cash security deposits. We expect to invest at least an additional $4.0 million to $5.0 million over the next year in improvements in our technology and data delivery systems and in product extensions. We also currently anticipate that operating expenses will be a material use of our cash resources.

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

      On February 19, 2002, the merger agreement and related loan and security agreement were mutually terminated. In addition, Jupiter Media Metrix announced it would form a special committee of its board of directors to immediately begin exploring strategic options to strengthen its position in the marketplace. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the first quarter of 2002. As a result, it will have to raise additional funds or divest itself of portions of its business. Jupiter Media Metrix cannot be sure that additional financing or divestitures will be available on terms favorable to it, or at all. If adequate funds are not available when required, Jupiter Media Metrix may be forced to curtail or cease its operations.

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

JUPITER MEDIA METRIX, INC.

By: /s/ Robert Becker Name: Robert Becker Title: Chief Executive Officer

Date: February 14, 2002

By: /s/ Jean Robinson Name: Jean Robinson Title: Chief Financial Officer

Date: February 14, 2002