Form 10-K
period 2001-12-31
JUPITER MEDIA METRIX INC
filed 2002-04-01
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 000-25943
                             ---------------------

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

     As of March 15, 2002, there were 35,880,531 shares of the registrant's Common Stock, $.01 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,646,809 (based on the last reported sale price on the NASDAQ National Market on that date).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's definitive proxy statement for the 2002 annual meeting of stockholders, which will be filed with the Commission subsequent to the date hereof pursuant to Regulation 14A of the Securities Exchange Act of 1934, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT JUPITER MEDIA METRIX AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. THESE FACTORS INCLUDE OUR ABILITY TO DISPOSE OF CERTAIN OF OUR ASSETS AND BUSINESSES, THE TIMING OF THESE DISPOSITIONS AND AMOUNTS TO BE REALIZED. OUR ABILITY TO CONTINUE OPERATING AS A GOING CONCERN IS DEPENDENT ON THESE EVENTS. JUPITER MEDIA METRIX UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Jupiter Media Metrix is a provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our services include Media Metrix, Jupiter Research, AdRelevance, Jupiter Events and LiveMetrix. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of online advertising data. Jupiter Events hosts conferences focusing on the global digital economy. LiveMetrix delivers continuous, in-depth analysis of traffic on a client's Web site and advertising campaign data.

     All of our products and services are designed to assist companies in making critical business decisions and in utilizing Internet technologies to more effectively operate their businesses. Clients utilize our research and data products to define business opportunities and competitive threats; analyze technology adoption and usage; prioritize new business initiatives; identify potential partners and alliances; evaluate and manage vendors; buy, sell and plan advertising; and track audience behaviors. We have a highly diversified and global client base, including large and small companies in the media, technology, financial services, advertising, consumer products, retail, travel and professional services industries. As of December 31, 2001, we had approximately 1,300 client contracts for our research and measurement products. We provide our research and measurement products generally through annual subscriptions, and currently deliver our products primarily over the Internet.

     As a result of continuing unfavorable market conditions in our business segments and our continuing losses, we are in the process of disposing of certain of our business units. Our success in disposing of these units and reducing our losses will be dependent on numerous factors beyond our control. Unless we are able to dispose of certain of our business units and reduce our losses, our ability to continue as a going concern is in doubt.

     Our principal executive offices are located at 21 Astor Place, New York, New York 10003, and our telephone number is 212-780-6060.

PRODUCTS, SERVICES AND METHODOLOGY

     Our measurement and research products and services are designed to enable companies to make intelligent business decisions about Internet commerce and consumer and business use of the Internet and related technologies.

  MEDIA METRIX PRODUCTS AND SERVICES

     Our principal audience measurement products and services are derived from data collected from our panels and stored in our core databases, which we use to produce our syndicated and custom Internet audience measurement reports and services. The Jupiter Media Metrix panel is a high quality, representative sample of personal computer users, including at-home and at-work users. We recruit panelists by random digit dial (RDD) telephone solicitation. We also use direct mail to reach individuals within the RDD sample frame. The panel currently consists of over 43,000 individuals under continuous measurement in the United States and over 38,000 individuals under continuous measurement beyond U.S. borders. In connection with our panel recruitment process, each panelist is required to fill out a detailed questionnaire, providing background demographic information including age, gender, household income, geographic location, level of education, size of household and job classification.

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

     - detailed usage activity for proprietary online services; and

     - page-by-page viewing on the Internet.

     We collect the data we need for our products and services without any agreement or arrangement with operators of Web sites or operators of proprietary online services like America Online. Because we measures our panelists' computer usage and not activity at a particular Web site or proprietary service, no agreements with the operators of Web sites or online services are necessary.

     Our metering software captures additional details of Internet usage to accurately report audience behavior of emerging media such as streaming audio and video and provides real time transmission of data on usage. Our meter also allows us to automatically update the software via the Internet, with no action required on the part of our panelists. We also collect data via questionnaires distributed through direct mail and over the Web. We utilize our own software to collect information on hardware configurations and software installations of our panelists.

     The statistical quality of the information that we collect is a function of minimizing both sampling error and measurement error. Sampling error is a function of the size and quality of the sample. Measurement error is a function of the scope of the universe under measurement and the quality of its meter for comprehensive data collection. We minimize sampling error by maintaining a large panel. We minimize measurement error by measuring all Internet usage, including the Web, proprietary online services, like America Online, and all other activity on our panelists' personal computers.

     Once the meter has collected the data from a panelist's personal computer, data are transmitted to our offices for processing via automatic transfer over the Web. Data are then combined with those of all the other panelists. The data are then used to construct several databases, which we use to provide our reports. We deliver reports via our proprietary Web-based delivery systems or e-mail.

     Our current syndicated audience measurement product offerings consist of the following:

     - Digital Media Ratings. Our core syndicated audience measurement product includes an extensive array of syndicated and custom Digital Media usage reports. The flagship Digital Media Audience ratings provide key measures such as unique visitors and visitor demographic information on a monthly, weekly and daily basis for the entire digital media universe -- including the world-wide-web entities, digital applications and proprietary online services (e.g. America Online). The Digital Media reports include over 27 categories and 60 subcategories which allows clients to align digital media entities against their defined competitive set.

     - Technology Measurement. This report provides a detailed view of the software applications used by all computer users in the our panel. The report highlights many different types of applications including Productivity and Utilities, Communications and Multimedia, and Enjoyment and Education.

     - Local Markets. We track national and local market reach, demonstrating how national and local Web sites perform within each of the 40 top local markets.

     - Consumer. Our Audience Insite Measures Report provides information linking metered Internet usage behavior to consumer media habits, product and service usage, lifestyle characteristics and demographics including banking and credit card activity, Internet shopping behavior, television viewing habits and hobbies. The Online Shopping Report tracks online shopping activities across more than 500 Internet sites within 18 categories. Key measures include the number of repeat shoppers and the number of engaged shoppers, defined as shoppers who spend more than three minutes on a Web site. Shopper Referral Reports are custom reports on the sites that are delivering engaged shopper traffic to other sites.

     - Ad Sales Networks. We provide detail on reach, frequency and demographic information across ad sales networks and other ad-supported networks like DoubleClick and 24/7 Media. The measures reported include the full network reach and reach of those Web pages where ads have been served.

  JUPITER RESEARCH SERVICES

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

     A key component of our research services is access to our research analysts for discussions and debate related to their research topics. Our clients typically seek advice or have questions regarding new business or marketing initiatives, best practices, new opportunities or competitive threats, market forecasts and/or the value of mergers and strategic partnerships. Clients may submit issues or questions initially to our dedicated client inquiry staff via telephone or e-mail. The client inquiry staff, which consists of trained research professionals who are familiar with our research products and services, coordinates the responses and actively manages access to the analysts. Based on their subscription level, clients will receive password-only access to our current analyst research reports and a full-searchable archive; access to our research analysts for discussion, debate and additional advice; and the ability to participate in customized presentations by our leading analysts.

     Our research services are generated by a skilled team of research professionals, including research analysts and an independent data research group, as well as additional support staff to handle client inquiries. As of March 8, 2002, we employed a total of 70 research professionals, including 46 analysts. The knowledge and experience of our research professionals, particularly our analysts, are the crucial elements in our ability to provide high-quality, timely and original research. Our analysts have extensive industry experience and varied backgrounds, coming from a number of different industries, including management consulting and research firms, financial services, publishing, entertainment and advertising. We believe that the diverse backgrounds and experiences of our analysts allow us to provide original and prescriptive research and analysis which frequently challenges the conventional wisdom and viewpoints promoted by others.

     Our research methodology enables us to deliver compelling, data-driven and timely analysis across all of our research services. We support our research professionals with in-house primary research tools and proprietary databases. Our dedicated data research group delivers innovative survey design, sample building and data weighing and processing. This group provides each of our reports with rigorously tested hypotheses that yield action-oriented analysis. Our data analysis includes a wide set of data-gathering tools, including the following:

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

     - Executive Surveys. We conduct numerous formal surveys each year with top industry executives to explore their strategies, attitudes and intentions. These surveys evaluate industry trends and changes and provide our analysts with an important measure against which to test assumptions and hypotheses.

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

  ADRELEVANCE PRODUCTS

     We offer advertising measurement products and services through our AdRelevance subsidiary. AdRelevance tracks competitive online advertising and advertiser data for thirteen broadly defined categories including, but not limited to, automotive, computer hardware, computer software, telecommunications, financial services, travel, retailing and Web media. We currently report on over 750,000 unique advertisements and 50,000 advertisers.

     The AdRelevance technology systematically and continuously searches commercial Web sites and captures detailed data about advertising banners, promotions, sponsorships, text links and rich media. AdRelevance's intelligent agent technology searches over 5,000,000 URLs daily and continuously evaluates more than 500,000 unique web pages to provide in-depth advertising tracking information. Once captured, the data are warehoused, classified and statistically analyzed.

     By using the AdRelevance technology, our customers can query the AdRelevance database and generate Web-based reports on demand. This enables customers to monitor competitors' marketing activities, plan more effective online advertising campaigns and evaluate campaigns in real time. Customers can gain access to up-to-date intelligence about their competitors' online marketing communications programs, enabling them to quickly and easily compare and report information by a wide range of criteria including advertiser, product, message, type, industry, location, technology and creative content.

  JUPITER EVENTS

     We produce conferences which provide coverage of specific issues relating to Internet commerce. These conferences offer senior executives the opportunity to hear first-hand the insights of our analysts and the leading decisionmakers in the Internet and technology industries. Our events provide us an opportunity to showcase our research and measurement products to current and potential clients, increase the public profile of our research analysts, generate favorable press and otherwise promote the Jupiter Media Metrix brand. Our conferences attract (i) individual attendees,(ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies.

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

  LIVEMETRIX PRODUCTS

     Jupiter Media Metrix provides continuous, in-depth analysis of traffic on a client's Web site and all page impressions on a real time basis. Our LiveMetrix products accurately reveal user activity to monitor their location, how they navigate through the site, and when they engage in transactions. These products are also capable of monitoring multiple sites within a company. This accurate site measurement data helps executives make informed and credible decisions regarding marketing campaigns, infrastructure investments, and technology upgrades.

     Additionally, LiveMetrix' Campaign Analysis product, launched in February 2002, tracks, reports, and analyzes in real-time the performance of Web-based marketing campaigns, regardless of where the Web campaign is seen.

  INTERNATIONAL OPERATIONS

     Our international research and measurement services are currently focused primarily on the European market. Our European research and measurement products and services are designed to provide both domestic and foreign corporations the region-specific measurement and analysis required to make global strategic planning decisions.

     We have historically offered our audience measurement products in foreign countries through joint ventures with leading market research and information services companies. In Europe, in September 1999, we entered into a joint venture with GfK A.G., which is based in Germany, and IPSOS S.A., which is based in France, to form MMXI Europe B.V. In connection with our acquisition of MMXI Nordic, Observer A.B., which is based in Sweden and was formerly known as SIFO Group A.B., became a shareholder in MMXI Europe. Under the umbrella of MMXI Europe, we have formed subsidiaries in each of the United Kingdom, France, Germany, Italy and Spain.

     As described above, we purchased the Internet audience measurement business operated by Observer A.B. in Sweden. The new company, MMXI Nordic, which we wholly own, measures Internet audiences in Sweden. As part of this acquisition, we also acquired the site-centric measurement business operated by Observer, known as NetCheck. We have granted MMXI Europe an option to purchase MMXI Nordic from us at a future time.

     During the year ended December 31, 2001, we discontinued operations in a number of international markets and restructured our international operations. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country. In October and November 2001, we also announced our decision to discontinue operations in Japan, Brazil, Denmark and Norway, which operations have all terminated. In October 2001, IPSOS converted its shares of both MMXI Europe and JMXI Latin America BV into shares of our common stock. As a result, IPSOS is no longer a shareholder in MMXI Europe, JMXI Latin America is now our wholly-owned subsidiary and the joint venture obligations with respect to IPSOS under both ventures have terminated. In December 2001, we entered into a termination agreement with our Japanese partner, Intage, formerly called Marketing Intelligence Corporation, to terminate our Japanese venture. In addition in December 2001, we purchased, through MMXI Holdings, Inc., the shares of Media Metrix Canada that are owned by ComQuest Research. As a result, Media Metrix Canada is now our wholly-owned subsidiary.

     We have also entered into a joint venture through MMXI Europe with IHA Institut fur Marketanalysen, an affiliate of GFK, to form MMXI Switzerland GmbH, a Swiss company, where, Jupiter Media Metrix, through MMXI Europe, has an option, which expires December 31, 2003, to purchase up to 15% of the outstanding equity of MMXI Switzerland from IHA.

     Additionally, we have granted an exclusive license to AMR Interactive Pty. Ltd. to operate the Jupiter Media Metrix business in Australia and New Zealand.

     As a result of these ongoing restructuring activities, our products and services are currently focused on providing comprehensive products and services for clients operating in North America and the major European markets.

CLIENTS

     As of December 31, 2001, we had approximately 1,300 client contracts for our research and measurement products. Our client base is a diverse group of large and small companies in the Internet, media, telecommunications, technology, financial services, consumer products, retail, travel and professional services industries. Clients who subscribe for our measurement services typically use the data for planning, buying and selling advertising; developing e-commerce strategies; understanding consumer behavior; gaining competitive market intelligence; and analyzing investment decisions. The users of our research products and services at our client companies hold diverse positions, demonstrating the importance of Internet commerce to a company's overall strategy and development. In addition to chief executive officers and presidents, our users include marketing, business development, operations, strategic planning and information technology executives.

     We typically enter into 12-month or longer subscription contracts with our clients, some of whom are covered by multi-client master contracts with parent corporations, to provide standard, syndicated products and services or customized reports and analyses. No client accounted for more than 2% of our revenues in 2001.

SALES AND MARKETING

     We sell and market our products through a direct sales force, which was comprised of 60 sales representatives as of March 8, 2002. Our U.S. sales force operates from our New York, San Francisco and Seattle offices, and we also maintain local representatives in various locations throughout the United States. We also have sales representatives in Canada and a number of European countries where we offer measurement or research products and services. Sales representatives receive a base salary and are eligible for commissions based on sales and revenue goals. We support our sales efforts through various types of marketing and brand building activities. We use public relations, user group seminars, trade shows and speaking engagements to generate publicity for our products and services.

OPERATIONS AND TECHNOLOGY

     We have built our primary data collection, retrieval and processing system based on systems and software developed by The NPD Group, Inc. Our system has been designed around industry standard data architectures. Backup procedures are built into the processing environment in order to reduce downtime in the event of outages or catastrophic occurrences. Our hardware systems are hosted at our facility in Melville, New York, our Seattle, Washington facility, and at one offsite professionally-managed computer center in New York, New York. As of March 8, 2002, we had 63 employees dedicated to research and development. In order to remain competitive in the current environment, we anticipate that we will need to continue to devote significant resources to product development and the development of delivery technology.

INTELLECTUAL PROPERTY

     We regard the protection of our patents, copyrights, service marks, trademarks and trade secrets as important to each of our business units and product lines and rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in the United States and in selected other countries. We require employees and contractors to enter into confidentiality and invention assignment agreements and enter into nondisclosure agreements with third parties with whom we do business in order to limit access to and disclosure of our proprietary information. We also license proprietary rights such as patents, trademarks or copyrighted material to strategic partners in the operation of our international businesses.

     We have been issued two patents in the United States with regard to our meter methodology (U.S. Patent No. 5,675,510 and U.S. Patent No. 6,115,680). Patents covering the technology covered by U.S. Patent No. 5,675,510 have also been issued in Australia and Norway. We also have patent applications pending in the European Patent office and in Brazil, Canada, Japan, Mexico and the United States. We cannot assure you that we will continue to prosecute these applications, or, if prosecuted, that such patents will be issued.

     We have also applied for a patent in the United States and other foreign jurisdictions on the methodology for monitoring of remote data access on a public computer network which comprises the former RelevantKnowledge meter. This application was rejected by the U.S. Patent and Trademark Office in June 2000. We are currently challenging this rejection.

     In September 2000, we filed a complaint for patent infringement against PC Data, Inc. The complaint sought money damages from and a permanent injunction against PC Data. In March 2001, the parties reached a settlement of the litigation. As part of the settlement, PC Data (1) consented to a finding that our U.S. Patent No. 6,115,680 is valid and enforceable; (2) consented to a finding that it has infringed the patent; (3) consented to a permanent injunction enjoining it from continuing to infringe the patent; and (4) transferred its rights to the systems and methods used to monitor computer and online activity, including its @PC Data Tracking Software and related technologies, to us.

     On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in Federal district court in the District of Delaware. The complaint seeks money damages from and a permanent injunction against NetRatings. Although we originally filed the complaint against NetValue in addition to NetRatings, we have dismissed NetValue from the case without prejudice. A trial date has been scheduled by the judge for October 2002.

     Our use of the brand name "Media Metrix" in Europe had been challenged by Mediametrie, S.A., a French company which measures audiences of various media. Rather than engage in a protracted dispute, we elected to have our European joint venture conduct business under the name "MMXI Europe." Mediametrie had also challenged our use of the domain name "mediametrix.com."

COMPETITION

     Each of the markets in which we operate is highly competitive. In the market for Internet audience measurement products and services, we face competition from panel-based measurement companies using various recruitment methodologies, companies that track internet usage through ISP traffic data and companies that track Internet usage through site-centric and other consumer-centric measurement systems. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors.

     In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services. Nielsen Media Research is a provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into the eRatings joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Subsequently, VNU B.V., a Dutch media and information company, purchased both ACNielsen and Nielsen Media Research. We also face competition from NetValue, a French public company, which provides audience measurement services primarily in Europe.

     In March 2001, DoubleClick Inc. and comScore Networks announced a joint marketing plan for a new online audience measurement product, NetScore, which uses data gathered from comScore's large database of traffic information from its opt-in users. NetScore uses a methodology different than both our measurement model and the site-centric models. We may face significantly increased competition from this new service if NetScore is able to take advantage of the significant financial and marketing resources of DoubleClick or if NetScore's methodology becomes generally accepted.

     ISP traffic measurement services, such as those offered by Compete, Inc., measure visits to a specific Web site by monitoring traffic through specific Internet service providers. Site-centric measurement systems, such as WebTrends Live, WebSideStory, CoreMetrics and Red Sheriff, measure audience visits at a specific website by monitoring the Web site's server. Consumer centric systems, such as Digimine and SPSS's NetGenesis, measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews.

     In the market for Internet commerce research products and services, our principal competitor is Forrester Research, Inc. Numerous other companies, however, compete with us both domestically and internationally in providing research and analysis related to a specific industry or geographic area. In addition, we face increased direct and indirect competition from information technology research firms, business consulting and accounting firms, electronic and print publishing companies and equity analysts employed by financial services companies. We also face strong competition in the business of producing conferences related to Internet commerce. These competitors include publishing and media companies, research providers, financial services companies and consulting firms and companies which focus solely on the production of conferences.

     Competition may continue to intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet activity or because some of our competitors may be able to provide additional or complementary services, such as consulting services. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions.

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

EMPLOYEES

     As of March 8, 2002, we had 397 full-time employees worldwide. None of our employees are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Currently, we lease office space in New York, New York, Melville, New York, Atlanta, Georgia, San Francisco, California, Seattle, Washington, Toronto, Canada, London, England, Tokyo, Japan, Stockholm, Sweden and Sydney, Australia.

ITEM 3.  LEGAL PROCEEDINGS

     On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in Federal district court in the District of Delaware. On January 23, 2002, we dismissed our claims against NetValue USA without prejudice. The trial has been scheduled by the judge to commence October 28, 2002 and is expected to last approximately two weeks. Our complaint seeks money damages from, and a permanent injunction against, NetRatings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
YEAR ENDED DECEMBER 31, 2001:
  First Quarter.............................................  $ 9.03   $ 3.09
  Second Quarter............................................  $ 2.97   $ 1.22
  Third Quarter.............................................  $ 1.49   $ 0.38
  Fourth Quarter............................................  $ 1.65   $ 0.40
YEAR ENDED DECEMBER 31, 2000:
  First Quarter.............................................  $47.88   $28.00
  Second Quarter............................................  $45.25   $20.44
  Third Quarter.............................................  $29.19   $14.75
  Fourth Quarter............................................  $16.13   $ 6.00

     As of March 15, 2002, there were 634 holders of record of our common stock.

DIVIDEND POLICY

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operations of our business. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-72883) relating to the initial public offering of our common stock, was May 6, 1999. A total of 3,250,000 shares of our common stock were sold at a price of $17.00 per share to an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, BancBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC. The offering commenced on May 7, 1999, and closed on May 12, 1999. An additional 200,000 shares of common stock were sold on behalf of selling stockholders as part of the same offering. The initial public offering resulted in gross proceeds to us of $55.3 million, $3.9 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $2.0 million. Net proceeds to us and the selling stockholders were $49.4 million and $3.2 million, respectively. From the time of receipt through December 31, 2001, proceeds were applied as follows:

     - $4.8 million towards the redemption of our redeemable preferred stock from The NPD Group, Inc.;

     - $5.7 million for the Internet audience measurement business operated by Observer AB in Sweden; and

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

     In September 2000, we completed our merger with Jupiter Communications by issuing 14,921,856 shares of our common stock in exchange for all of the outstanding common stock of Jupiter Communications. In addition, we assumed all of the outstanding stock options to purchase common stock of Jupiter Communications. The total purchase price was $470.1 million, based on the share price at the time of the announcement of the merger, including merger-related expenses of approximately $6.9 million.

ITEM 6.  SELECTED FINANCIAL DATA.

     The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the year ended December 31, 2000 include the operations of Jupiter Communications, Inc. from September 20, 2000, the date of our merger.

                                                 YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------------
                                     2001        2000       1999      1998      1997
                                   ---------   --------   --------   -------   -------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Measurement....................  $  43,587   $ 51,829   $ 20,500   $ 6,331   $ 3,188
  Research services..............     42,200     17,238         --        --        --
  Events and other...............      3,385      8,711         --        --        --
                                   ---------   --------   --------   -------   -------
          Total revenues.........     89,172     77,778     20,500     6,331     3,188
Cost of revenues.................     41,524     32,752     10,291     4,121     3,463
                                   ---------   --------   --------   -------   -------
Gross profit (loss)..............     47,648     45,026     10,209     2,210      (275)
Operating expenses:
  Research and development.......     24,635     16,078      5,044     1,382       866
  Sales and marketing............     32,014     29,428      9,117     2,888     2,022
  General and administrative.....     38,975     25,882      6,756     2,715     1,516
  Amortization of deferred
     compensation and other
     stock-based compensation....      5,836      2,551      1,060       369        --
  Amortization and write-down of
     intangibles.................    411,324     46,629      7,312       479        --
  Restructuring and other
     charges.....................     51,259         --         --        --        --
  Acquired in-process research
     and development.............         --         --      6,800     1,600        --
                                   ---------   --------   --------   -------   -------
          Total operating
            expenses.............    564,043    120,568     36,089     9,433     4,404
                                   ---------   --------   --------   -------   -------
Loss from operations.............   (516,395)   (75,542)   (25,880)   (7,223)   (4,679)
Minority interests...............      1,241      5,990      1,689        --        --
Loss on sale of subsidiary.......       (664)        --         --        --        --
Loss on write-off of
  investments....................     (5,477)        --         --        --        --
Interest and other income, net...      2,102      6,231      2,283        65        95
                                   ---------   --------   --------   -------   -------
Net loss.........................   (519,193)   (63,321)   (21,908)   (7,158)   (4,584)
Preferred stock dividends........         --         --       (109)     (314)     (290)
                                   ---------   --------   --------   -------   -------
Net loss applicable to common
  stockholders...................  $(519,193)  $(63,321)  $(22,017)  $(7,472)  $(4,874)
                                   =========   ========   ========   =======   =======
Basic and diluted net loss per
  common share applicable to
  common stockholders............  $  (14.62)  $  (2.63)  $  (1.34)  $  (.98)  $  (.75)
                                   =========   ========   ========   =======   =======
Shares used in the calculation of
  basic and diluted net loss per
  share applicable to common
  stockholders...................     35,501     24,083     16,445     7,619     6,523

                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                      2001       2000       1999      1998      1997
                                    --------   --------   --------   -------   -------
                                                      (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and
  marketable securities...........  $ 15,923   $ 92,213   $112,241   $ 8,012   $ 1,869
Working capital (deficit).........    (7,912)    57,559    102,806     1,057       (47)
Total assets......................   125,846    646,976    178,844    16,060     2,787
Due to related parties............     1,364      3,646        444     4,706     1,284
Preferred stock...................        --         --         --     4,680     8,366
          Total stockholders'
            equity (deficit)......    57,658    568,824    162,789     2,622    (8,274)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with the financial statements and the notes to the financial statements included elsewhere in this Annual Report on Form 10-K. The financials for the year ended December 31, 2000 reflect our merger with Jupiter Communications, Inc. on September 20, 2000. This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, and in other reports and documents filed from time to time with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Jupiter Media Metrix is a provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our services include Media Metrix, Jupiter Research, AdRelevance, Jupiter Events and LiveMetrix. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of online advertising data. Jupiter Events hosts conferences focusing on the global digital economy. LiveMetrix delivers continuous, in-depth analysis of traffic on a client's Web site and advertising campaign data.

     Our revenues consist of measurement products and services, research services and events and other revenues. Prior to our merger with Jupiter Communications, our revenues were derived solely from our measurement products and services.

     Our measurement offerings, which consist of the products and services from our Media Metrix, AdRelevance and LiveMetrix units, include both syndicated measurement products and customized measurement products. We sell our syndicated measurement products on an annual subscription basis. Contracts for our syndicated measurement products are usually non-cancelable and non-refundable. During the year ended December 31, 2001, syndicated measurement products accounted for approximately 98.0% of our measurement revenues, while customized measurement products and services accounted for approximately 2.0%. For years ended December 31, 2000 and 1999, syndicated measurement products accounted for approximately 96.0% and 90.0%, respectively, of our measurement revenues, while customized measurement products and services accounted for approximately 4.0% and 10.0%, respectively. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

     Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, we have usually sold our Jupiter Research products on an annual subscription basis. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. For the year ended December 31, 2001, syndicated research products accounted for 96.5% of our research revenues, while 3.5% was from the sale of book-length studies and custom research products. For the year ended December 31, 2000, syndicated research products accounted for 92.7% of our research revenues, while 7.3% was from the sale of book-length studies and custom research products. Revenues from these services are recognized upon the sale of the study or completion of the project. We also produce, through our Jupiter Events unit, conferences and forums which offer senior executives the opportunity to hear first-hand the insights of our research analysts and the leading decision makers in the Internet and technology industries. Our Jupiter Events revenues consist of revenues from (i) individual attendees, (ii) sponsors, which display their logo in our conference program and/or host a reception, and (iii) exhibitors, which receive a booth to promote their companies. Other revenues are derived primarily from the sale of Web sponsorships, which sponsorships were discontinued during the year ended December 31, 2001. Revenues attributable to our conferences and other services are recognized upon the completion of the event and over the term of the Web sponsorship.

     We currently operate internationally primarily in Europe and Canada. During the year ended December 31 2001, we discontinued operations in a number of international markets. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country. In October and November 2001, we also announced our decision to discontinue operations in Japan, Brazil, Denmark and Norway, which operations have all currently terminated. In addition, we purchased, through MMXI Holdings, Inc., the shares of Media Metrix Canada that are owned by ComQuest Research. As a result, Media Metrix Canada is now our wholly-owned subsidiary.

     We granted each of our joint venture partners an option, subject to certain conditions, to exchange such partner's shares in its respective joint venture entity for shares of our common stock. Currently, only our European joint venture partners hold such an option. In October 2001, IPSOS converted its shares of both MMXI Europe and JMXI Latin America into shares of our common stock. As a result, IPSOS is no longer a shareholder in either MMXI Europe or JMXI Latin America. If either remaining European partner elects to exercise its option to convert its shares into shares of our common stock, we will need to record additional goodwill in an amount equal to the difference between the then fair market value of our shares of common stock multiplied by the number of shares issued and the net book value of MMXI Europe attributable to such partner. The minority interests related to each joint venture, included in our statement of operations, consist of the loss related to our partners' interests in our foreign subsidiaries.

     Our client base, which totaled approximately 1,300 client contracts at the end of 2001, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional service industries.

     We have incurred significant losses from operations since our inception. We incurred losses from operations of $516.4 million (including a $320.0 million write-down of goodwill) in the fiscal year ended December 31, 2001, $75.5 million in 2000 and $25.9 million in 1999. As of December 31, 2001, we had an accumulated deficit of $620.6 million.

     As a result of continuing unfavorable market conditions in our business segments and our continuing losses, we are in the process of disposing of certain of our business units. Our success in disposing of these units and reducing our losses will be dependent on numerous factors beyond our control. Unless we are able to dispose of certain of our business units and reduce our losses, our ability to continue as a going concern is in doubt.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and related public financial information are based on the application accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Estimates have been made by management in several areas, including, but not limited to, accounts receivable allowances, valuation of long-lived and intangible assets and restructuring reserves. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and review valuations based on estimates for reasonableness and conservatism on a consistent basis. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

          Allowances for doubtful accounts. Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though we consider these balances adequate and proper, changes in economic conditions in specific markets in which we operate could have a material effect on reserve balances required.

          Goodwill and Intangible Assets. We have significant goodwill and intangible assets recorded on our balance sheet that include goodwill and other intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful amortization lives involves significant judgments and the use of estimates. The testing of these intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions. Our assets are tested and reviewed for impairment on an ongoing basis under the established accounting guidelines. During 2001, we performed an assessment of the goodwill related to our merger with Jupiter Communications, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." After using an undiscounted cash flow model of the future cash flows forecasted to be generated from Jupiter Communications and determining there was an impairment, we used a discounted cash flow model to determine the size of the impairment. As a result, we recorded a charge of approximately $320.0 million during the third quarter of 2001 to reduce goodwill associated with the merger with Jupiter Communications. The charge was based on the amount by which the carrying amount of these assets exceeded their fair value.

          In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. We adopted FASB Statements 141 and 142 effective as of the first quarter of fiscal 2002 and will apply the new rules on accounting for goodwill and other intangible assets beginning with the first quarter of 2002. We will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and expect to recognize an additional impairment loss on goodwill resulting from the cumulative effect of the change in accounting principles during the first quarter of 2002. The extent of the additional impairment expected to be recognized under the new tests has not yet been determined.

          Restructuring. During the year ended December 31, 2001, we established restructuring reserves at a number of operations. These reserves, for both severance and exit costs, required the use of estimates. Although we believe that these estimates accurately reflect the costs of these plans, actual results may be different.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of revenues:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2001     2000      1999
                                                            ------    -----    ------
Revenues:
  Measurement.............................................    48.9%    66.6%    100.0%
  Research services.......................................    47.3     22.2        --
  Events and other........................................     3.8     11.2        --
                                                            ------    -----    ------
Total revenues............................................   100.0    100.0     100.0
Cost of revenues..........................................    46.6     42.1      50.2
                                                            ------    -----    ------
Gross profit..............................................    53.4     57.9      49.8
Operating expenses:
  Research and development................................    27.6     20.7      24.6
  Sales and marketing.....................................    35.9     37.8      44.5
  General and administrative..............................    43.7     33.3      33.0
  Amortization of deferred compensation and other
     stock-based compensation.............................     6.5      3.2       5.1
  Amortization and write-down of intangibles..............   461.3     60.0      35.7
  Restructuring and other charges.........................    57.5       --        --
  Acquired in-process research and development............      --       --      33.1
                                                            ------    -----    ------
          Total operating expenses........................   632.5    155.0     176.0
                                                            ------    -----    ------
Loss from operations......................................  (579.1)   (97.1)   (126.2)
Minority interests........................................     1.4      7.7       8.2
  Loss on sale of subsidiary..............................    (0.7)      --        --
  Loss on write-off of investments........................    (6.1)      --        --
Interest income, net......................................     2.4      8.0      11.1
                                                            ------    -----    ------
Net loss..................................................  (582.1)%  (81.4)%  (106.9)%
                                                            ======    =====    ======

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased 14.6% to $89.2 million for the year ended December 31, 2001 from $77.8 million for the year ended December 31, 2000. Sales of syndicated measurement products and services accounted for approximately 98.0% of measurement revenues for the year ended December 31, 2001 as compared to 96.0% for the year ended December 31, 2000. Sales of customized measurement products and services accounted for the remaining measurement revenues in the years ended December 31, 2001 and 2000. Sales of syndicated research products and services accounted for approximately 96.5% of research revenues for the year ended December 31, 2001 as compared to 92.7% for the year ended December 31, 2000. Sales of customized research products and services accounted for the remaining research revenues in the years ended December 31, 2001 and 2000. The remaining revenues can be attributed to our events business unit and other revenues, primarily consisting of Web sponsorships. The increase in total revenues, which is directly attributable to our merger with Jupiter Communications, was offset primarily by a decrease in the number of customers and a decline in the amount of, and price for, our products and services purchased by our customers.

     Cost of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include printing, report distribution costs and personnel costs. Gross profit was $47.6 million for the year ended December 31, 2001, or 53.4% of revenues. Gross profit was $45.0 million for the year ended December 31, 2000, or 57.9% of revenues. The decrease in gross profit as a percentage of revenues for the year ended December 31, 2001 over the prior period was due to the inclusion of the Jupiter Communications' businesses and the costs of our international operations and a decrease in measurement revenues without a commensurate (or proportionate) decrease in cost of revenues due to fixed costs.

     Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services and associated depreciation. All research and development costs have been expensed as incurred. Research and development costs were $24.6 million for the year ended December 31, 2001, or 27.6% of revenues. Research and development costs were $16.1 million for the year ended December 31, 2000, or 20.7% of revenues. The increase in research and development costs in absolute dollars and as a percentage of revenues for the year ended December 31, 2001 was due primarily to the inclusion of the research and development costs of the Jupiter Communications' businesses and increases in research and development personnel and consulting costs and depreciation.

     Sales and Marketing. Sales and marketing costs consist of salaries, bonuses, commissions, travel and expenses, promotional costs, and other costs incurred in marketing and selling our products and services. Sales and marketing costs were $32.0 million for the year ended December 31, 2001, or 35.9% of revenues. Sales and marketing costs were $29.4 million for the year ended December 31, 2000, or 37.8% of revenues. The increase in absolute dollars was due primarily to the additional sales and marketing expense from the addition of the Jupiter Communications businesses and an increase in training costs in connection with the integration of our sales personnel following our merger with Jupiter Communications, offset by reductions of sales and marketing expenses resulting from the implementation of our restructuring plans. The decrease in sales and marketing costs as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

     General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $39.0 million for the year ended December 31, 2001, or 43.7% of revenues. General and administrative costs were $25.9 million for the year ended December 31, 2000, or 33.3% of revenues. The increase in absolute dollars and as a percentage of revenues was due to the expenses associated with the additional personnel, lease payments and other costs as a result of our merger with Jupiter Communications, in addition to the expenses associated with our international operations and the relocation of our operations center to Melville, New York.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $5.8 million for the year ended December 31, 2001 represents a non-cash compensation expense recorded in connection with stock options granted in 2001, 2000 and 1999, and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date. Amortization of deferred compensation and other stock-based compensation of $2.5 million for the year ended December 31, 2000 includes $1.6 million related to the amortization of deferred compensation recorded in connection with our merger with Jupiter Communications. The remaining $900,000 for the year ended December 31, 2000 represents a non-cash compensation expense recorded in connection with stock options granted in 2001, 2000 and 1999, and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

     Amortization and Write-down of Intangibles. Amortization and write-down of intangibles of $411.3 million for the year ended December 31, 2001 represent the write-down of intangibles acquired in our merger with Jupiter Communications of approximately $320.0 million and the amortization of intangibles acquired in our mergers with Jupiter Communications of $68.5 million and RelevantKnowledge of $1.4 million, our acquisitions of AdRelevance of $18.6 million and MMXI Nordic of $2.5 million and our technology license relating to our LiveMetrix service or $364,000. Amortization charges of $46.6 million for the year ended December 31, 2000 represent the amortization of intangibles acquired in our mergers with Jupiter

Communications of $24.2 million and RelevantKnowledge of $1.8 million, and our acquisitions of AdRelevance of $18.2 million and MMXI Nordic of $2.4 million.

     Restructuring and Other Charges. During the year ended December 31, 2001, we incurred $51.3 million in restructuring and other charges in connection with our corporate restructurings and reduction in workforce during the period. Such restructuring charges include $7.8 million of costs and liabilities associated with employee terminations, $37.3 million related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, $3.4 million in cancellation charges in connection with our cancellation of scheduled events, $1.9 million related to the write-down of abandoned equipment and $868,000 related to the discontinuation of certain international operations.

     Loss from Operations. Loss from operations was $516.4 million for the year ended December 31, 2001, or 579.1% of revenues. Our loss from operations was $75.5 million for the year ended December 31, 2000, or 97.1% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was higher in the year ended December 31, 2001 due to primarily to the amortization and write-down of intangibles, costs associated with the implementation of our restructuring plans, losses incurred by the businesses acquired in our merger with Jupiter Communications and the costs of maintaining panels in foreign countries.

     Minority Interests. Minority interests decreased to $1.2 million for the year ended December 31, 2001 from $6.0 million for the year ended December 31, 2000 principally due to the withdrawal of IPSOS S.A., a partner in our European and Latin American ventures, the decision of certain of our joint venture partners to discontinue making capital contributions to our joint venture subsidiaries, our acquisition of the minority interests of ComQuest Research Inc. in Media Metrix Canada Co. and the disposition of our majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited, an affiliate of AMR Interactive Pty. Ltd., the holder of the remaining interest in Media Metrix Pty. Limited. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries.

     Loss on Sale of Subsidiary. During the year ended December 31, 2001, we recorded a loss of $664,000 in connection with the disposition of our interests in Jupiter Communications Australia Pty Limited and our majority interest in Media Metrix Pty Limited to Brian Fine Holdings 2 Pty Limited.

     Loss on Write-Off of Investments. During the year ended December 31, 2001, we recorded a loss of $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications' investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications' investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

     Interest Income, net. Interest and other income, net of interest expense, was $2.1 million, or 2.4% of revenues, for the year ended December 31, 2001 as compared to $6.2 million, or 8.0% of revenues, for the year ended December 31, 2000. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased 279.4% to $77.8 million for the year ended December 31, 2000 from $20.5 million for the year ended December 31, 1999. Of that increase, $25.9 million relates to revenues from Jupiter Communications for the period following the closing of the merger on September 20, 2000. Of the $25.9 million, $17.2 million can be attributed to Jupiter research services and the balance of $8.7 million to events and other revenues. Sales of syndicated measurement products and services accounted for approximately 96% of measurement revenues for the year ended December 31, 2000 as compared to 90% for the year ended December 31, 1999. Sales of customized measurement products and services accounted for the remaining measurement revenues in the year ended December 31, 2000. Sales of syndicated research products and services accounted for approximately 92.7% of research revenues for the year ended December 31, 2000. Sales from our events and customized research products and services accounted for the remaining research revenues in the year ended December 31, 2000. In addition to revenues attributable to Jupiter Communica-tions, the increase in revenues was due primarily to a substantial increase in the number of customers, including new customers as a result of international growth, and an increase in the amount of products and services sold to our customers.

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

     Interest Income, net. Interest income, net of interest expense, was $6.2 million, or 8.0% of revenues, for the year ended December 31, 2000 as compared to $2.3 million, or 11.1% of revenues, for the year ended December 31, 1999. The increase in interest income was due to the investment of the proceeds of our initial and secondary public offerings, as well as cash and cash equivalents acquired in the Jupiter Communications merger.

QUARTERLY RESULTS OF OPERATIONS

     Our revenues increased in each period through the quarter ended December 31, 2000 as a result of the expansion of our customer base, the sale of additional products and services to our existing customers, the release of new products and services during such periods and our acquisition of Jupiter Communications. Our revenues have declined in each period since the quarter ended December 31, 2000 as a result of a decrease in the number of customers and a decline in the amount of, and price for, our products and services purchased by our customers. The quarterly results also reflect our merger with Jupiter Communications in September 2000 and, therefore, are not comparable to prior periods. Our results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are beyond our control.

     The following is a summary of our unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. You should read these quarterly data in conjunction with our audited financial statements. You should not view the results of operations for any period as an indication of the results of operations for any future period.

                                                                     QUARTER ENDED
                                ---------------------------------------------------------------------------------------
                                DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                  2001       2001*       2001       2001       2000       2000        2000       2000
                                --------   ---------   --------   --------   --------   ---------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Measurement.................  $  7,567   $   9,626   $12,114    $14,280    $15,043     $13,964    $12,618    $10,204
  Research services...........     6,820       9,021    12,063     14,296     15,283       1,955         --         --
  Events and other............       102       1,307       989        987      8,154         557         --         --
                                --------   ---------   -------    -------    -------     -------    -------    -------
         Total revenues.......    14,489      19,954    25,166     29,563     38,480      16,476     12,618     10,204
Gross profit..................     8,991       9,595    13,258     15,804     19,676      11,655      7,902      5,793
Loss from operations..........   (20,033)   (395,634)  (44,265)   (56,463)   (42,741)    (12,261)   (10,352)   (10,188)
Net loss applicable to common
  stockholders................   (20,711)   (396,161)  (48,156)   (54,164)   (37,398)    (10,135)    (7,679)    (8,109)
Basic and diluted net loss per
  share applicable to common
  stockholders................  $  (0.58)  $  (11.16)  $ (1.36)   $ (1.53)   $ (1.07)    $ (0.47)   $ (0.39)   $ (0.41)

                                                                   QUARTER ENDED
                              ---------------------------------------------------------------------------------------
                              DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                2001       2001        2001       2001       2000       2000        2000       2000
                              --------   ---------   --------   --------   --------   ---------   --------   --------
Revenues:
  Measurement...............     52.2%       48.2%      48.1%      48.3%      39.1%      84.8%     100.0%     100.0%
  Research services.........     47.1        45.2       47.9       48.4       39.7       11.9         --         --
  Events and other..........      0.7         6.6        4.0        3.3       21.2        3.3         --         --
                               ------    --------     ------     ------     ------      -----      -----      -----
          Total revenues....    100.0       100.0      100.0      100.0      100.0      100.0      100.0      100.0
Gross profit................     62.1        48.1       52.7       53.5       51.1       70.7       62.6       56.8
Loss from operations........   (138.3)   (1,982.7)    (175.9)    (191.0)    (111.1)     (74.4)     (82.0)     (99.8)
Net loss applicable to
  common stockholders.......   (142.9)%  (1,985.4)%   (191.4)%   (183.2)%    (97.2)%    (61.5)%    (60.9)%    (79.5)%

---------------

* Includes $320.0 million write-down of goodwill related to our merger with Jupiter Communications.

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

     Net cash used in operating activities was $61.8 million for the year ended December 31, 2001, $30.8 million for the year ended December 31, 2000 and $6.0 million for the year ended December 31, 1999. For the years ended December 31, 2001, 2000 and 1999, net cash used in operating activities was substantially impacted by our investment in international expansion. The increase for 2001 compared to 2000 was primarily due to a higher net loss for the year, due to increased costs for domestic operations and international expansion, including losses attributable to the businesses acquired in connection with our merger with Jupiter Communications.

     Net cash provided by (used in) investing activities was $(628,000) for the year ended December 31, 2001, $2.3 million for the year ended December 31, 2000 and $(19.4) million for the year ended December 31, 1999. For the year ended December 31, 2001, cash used in investing activities principally relates to additions of property, plant and equipment of $11.1 million, the payment of an acquisition earn-out obligation of $4.9 million, the purchase of an exclusive technology license of $1.0 million and security deposits and restricted cash of $700,000, offset by the sale of marketable securities of $17.1 million. Cash used for security deposits and restricted cash for the years ended December 31, 2001, 2000 and 1999 were $(701,000), $(1.8) million and $(191,000), respectively. For the year ended December 31, 2000, cash provided by investing activities primarily relates to cash received from the merger with Jupiter Communications, net of merger related expenses, and cash paid for the MMXI Nordic acquisition of $27.2 million. This was offset by the purchase of property, plant and equipment of $20.0 million and purchases of marketable securities of $3.1 million and $1.8 million for security deposits and restricted cash. For the year ended December 31, 1999, cash used in investing activities was primarily attributed to the purchase of investment securities with the proceeds from our public offerings of common stock pending the use of these proceeds for working capital purposes along with the purchase of property, plant and equipment.

     Net cash provided by financing activities was $3.4 million for the year ended December 31, 2001, $5.3 million for the year ended December 31, 2000 and $114.8 million for the year ended December 31, 1999. Cash provided by financing activities for the year ended December 31, 2001 was due to contributions received from minority interests of $3.7 million and to the proceeds received from the exercise of stock options of

$407,000, offset by the repayment of long-term debt of $711,000. Cash provided by financing activities for the year ended December 31, 2000 was due to contributions from minority interests of $5.1 million and proceeds received from the exercise of stock options of $873,000, offset by repayment of long-term debt of $657,000. Financing activities for the year ended December 31, 1999 resulted from the receipt of $120.5 million from proceeds of our public offerings, plus $1.3 million in proceeds received from the exercise of warrants and stock options, offset by the redemption of our redeemable preferred stock for $4.8 million and repayment of long-term debt of $2.3 million.

     During the year ended December 31, 2001, Jupiter Media Metrix recorded restructuring and other charges of $51.3 million. Of the total restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, leaving an accrual of $28.5 million at December 31, 2001, of which $20.3 million is related to severance and lease payments due after one year and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $8.1 million is expected to be paid out in 2002, $2.2 million in 2003, $1.4 million in 2004, $1.5 million in 2005, $1.4 million in 2006 and the remaining $13.9 million from 2007 to 2015.

     We lease office space in the United States and other countries. At December 31, 2001, our future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are $9.7 million for 2002, $9.8 million for 2003, $9.3 million for 2004, $9.0 million for 2005, $6.5 million for 2006 and $57.0 million thereafter. Future minimum lease payments have not been reduced by future minimum sublease rentals of $12.3 million under operating leases. Rent expense approximated $7,000,000, $3,000,000 and $861,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 2001, we had $14.9 million of cash and cash equivalents and $1.0 million of marketable securities. As of February 28, 2002, we had $7.5 million of cash and cash equivalents and $1.4 million of marketable securities. In addition, at December 31, 2001 and at February 28, 2002, we held approximately $6.8 million of cash in accounts collateralizing letters of credit issued in lieu of security deposits under our real estate leases. We currently anticipate that operating expenses will continue to be a material use of our cash resources.

     We have incurred net losses of $519.2 million, $63.3 million and $21.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, we also had a working capital deficiency of $7.9 million at December 31, 2001. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures only through the middle of the second quarter of 2002, although there can be no assurance in this regard. In response to these losses, working capital deficiency and the termination of our proposed merger with NetRatings, Inc., we have retained a financial advisor to explore strategic alternatives for us, which include the sale of one or more business units, a debt or equity financing or the sale of the entire company. If we fail to sell certain business units, or otherwise obtain additional debt or equity financing (which may not be available on acceptable terms, or at all), we will not have sufficient capital to meet our future needs through 2002. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern.

RISK FACTORS

  OUR AUDITORS HAVE ISSUED A "GOING CONCERN" AUDIT OPINION.

     The auditor's report on our consolidated financial statements for the fiscal year ended December 31, 2001 states that because of operating losses and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  OUR AVAILABLE CASH MAY NOT BE SUFFICIENT TO MEET ANTICIPATED CASH NEEDS FOR WORKING CAPITAL AND CAPITAL EXPENDITURES.

     We anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures only through the middle of the second quarter of 2002, although there can be no assurance in this regard. In response to these losses, working capital deficiency and the termination of our proposed merger with NetRatings, Inc., we have retained a financial advisor to explore strategic alternatives for us, which include the sale of one or more business units, a debt or equity financing or the sale of the entire company. If we fail to sell certain business units, or otherwise obtain additional debt or equity financing (which may not be available on acceptable terms, or at all), we will not have sufficient capital to meet our future needs through 2002. If adequate funds are not available when required or on acceptable terms, we may be forced to cease our operations, and even if we are able to continue our operations, our business and financial results may suffer. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing one or more strategic transactions, our common stock may continue to decline in value.

  OUR COMMON STOCK WILL LIKELY BE DELISTED.

     Since the announcement of the termination of our merger agreement with NetRatings, our common stock price has declined significantly and has remained below $1.00. On March 28, 2002, we received a notice from Nasdaq that our common stock has failed to maintain the required minimum bid price of $1.00 over a period of 30 consecutive trading days. Pursuant to Nasdaq Marketplace Rule 4450(e)(2), we will be provided 90 calendar days, or until June 26, 2002, to regain compliance with the minimum bid price requirement, or Nasdaq may provide written notification that our common stock is subject to a delisting. Under Nasdaq rules, we have the right to appeal any staff delisting determination to the Nasdaq Listing Qualifications Panel. We believe it is unlikely that we will be able to regain compliance with this requirement during this time period and that, by the end of this time period, our securities will be delisted from trading by Nasdaq. In that event, trading in shares of our common stock will decrease substantially or may cease altogether, and the market price of our common stock is likely to decline further.

  AS A RESULT OF QUESTIONS CONCERNING OUR STATUS AS A GOING CONCERN, OUR CUSTOMERS MAY DECIDE NOT TO DO BUSINESS WITH US.

     Our business and financial results are dependent on our ability to attract and retain subscribers to our measurement and research products. Our subscription renewal rates for our online measurement and research products have declined significantly in the last year. Due to concerns regarding our ability to continue operations, our subscription renewal rates may continue to decline as our customers may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.

  WE MAY NOT BE ABLE TO RETAIN EXISTING PERSONNEL.

     During 2001, we initiated a series of staff reduction programs as part of an extensive cost containment initiative. Our workforce reductions, the volatility in our stock price and our recent announcement of the termination of our proposed merger with NetRatings may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

  WE HAVE A HISTORY OF OPERATING LOSSES, WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE.

     We incurred net losses of approximately $519.2 million in the fiscal year ended December 31, 2001, which includes amortization and write-down of intangibles of $411.3 million. Jupiter Media Metrix also incurred net losses of approximately $63.3 million and $21.9 million in the fiscal years ended December 31,

2000 and 1999, respectively, which include amortization of intangibles of $46.6 million and $7.3 million, respectively.

     We will need to achieve significant revenue increases in order for us to achieve and maintain profitability. Our revenues have declined significantly in the past year, and we may not be able to continue to effectively operate our business unless we increase our revenues. In the year ended December 31, 2001, our client contract base has diminished from approximately 2,300 to 1,300. The number of clients or the number of products and services for which our clients subscribe may continue to decrease in the future.

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

     - the amount and timing of operating costs and capital expenditures relating to our business; and

     - the timing of acquisitions and the impact on our operations and our operating results.

     Due to all the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

  OUR EXISTING AND POTENTIAL CUSTOMERS HAVE, AND MAY CONTINUE TO EXPERIENCE ADVERSE BUSINESS CONDITIONS THAT HAVE ADVERSELY IMPACTED OUR AND THEIR BUSINESSES.

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

     The overall market for Internet advertising has been characterized in recent quarters by reduced demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by technology-related companies. Our customers that are technology-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising or research, diminishing the need for our products and services. Our focus on Internet audience measurement, analysis, intelligence and events may cause us to be disproportionately affected by the slowdown in this sector of the economy. Other companies in the Internet industry have depleted their available capital, and could cease operations or file for bankruptcy protection. If the current environment for Internet advertising does not improve, our business, results of operations and financial condition would be materially adversely affected.

  WE DEPEND ON INCREASED SALES OF, AND HIGH RENEWAL RATES FOR, OUR SUBSCRIPTION-BASED PRODUCTS AND SERVICES.

     Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we experienced high renewal rates for our online measurement and research products but these rates have declined significantly in recent months.

Our subscription renewal rates have declined significantly in the past year as a result of a consolidation in our customer base, a decrease in discretionary spending by our customers or a significant number of our customers ceasing operations. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continues to decline or if sales decline, our business, results of operations and financial condition could be materially adversely affected.

  THE INTERNET AUDIENCE MEASUREMENT INDUSTRY IS SUBJECT TO RAPID CHANGE AND EVOLVING INDUSTRY STANDARDS.

     To date, no Internet audience measurement service has been adopted as the universally accepted standard. As a result, some of our existing and potential customers may challenge or refuse to accept our audience measurement reports. Our customers may also be dissatisfied with our methodology for measuring Internet audiences or may feel that our panels are not representative of Internet users. Furthermore, it is possible that another Internet audience measurement service could be adopted as the industry standard. Our products and services may ultimately not comply with recommended industry guidelines if we determine that compliance would not be economically feasible or otherwise not consistent with our business strategy. To the extent that our measurement approach diverges from the industry standard, our business, results of operations and financial condition could be materially and adversely affected.

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

     The success of our research and events businesses depends in large part on our ability to anticipate, research and analyze rapidly changing technologies and industries, as well as our ability to provide this information in a timely and cost-effective manner. Internet commerce is relatively new and is undergoing frequent and dramatic changes, including the introduction of new products and the obsolescence of others, shifting business strategies and revenue models, consolidation of businesses and the entry of new companies. Because of these rapid and continuous changes in the Internet commerce markets, we face significant challenges in providing timely analysis and advice. Many of the industries and areas on which we focus are relatively new, and it is very difficult to provide predictions and projections as to the future marketplace, revenue models and competitive factors. If our predictions or projections prove to be wrong, or if we are unable to continually update our information, our reputation may suffer and demand for our research products and services may decline. In addition, many companies have not embraced the use of the Internet as a medium for commerce and are unclear as to how to allocate corporate resources effectively. As a result, some companies may conclude that our research products are not useful to their businesses. If we are unable to continue to provide credible and reliable information that is useful to companies engaged in Internet commerce, or to provide this information in a timely manner, our business and financial results will suffer.

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

  THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE.

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

     In March 1999, NetRatings and Nielsen Media Research introduced a new Web site ratings service, Nielsen//NetRatings, which competes directly with many aspects of our audience measurement services. Nielsen Media Research is a provider of television audience measurement services in the United States and Canada. In September 1999, NetRatings also entered into the eRatings joint venture with ACNielsen Corp. to develop and maintain audience measurement panels and to market Nielsen//NetRatings' products and services in international markets. ACNielsen is a provider of market research, information and analysis to consumer products and services industries and is a provider of television audience measurement services outside the United States and Canada. Subsequently, VNU B.V., a Dutch media and information company, purchased both ACNielsen and Nielsen Media Research. We also face competition from NetValue, a French public company, which provides audience measurement services primarily in Europe.

     In March 2001, DoubleClick Inc. and comScore Networks announced a joint marketing plan for a new online audience measurement product, NetScore, which uses data gathered from comScore's large database of traffic information from its opt-in users. NetScore uses a methodology different than both our measurement model and the site-centric models. We may face significantly increased competition from this new service if NetScore is able to take advantage of the significant financial and marketing resources of DoubleClick or if NetScore's methodology becomes generally accepted.

     ISP traffic measurement services, such as those offered by Compete, Inc., measure visits to a specific Web site by monitoring traffic through specific Internet service providers. Site-centric measurement systems, such as WebTrends Live, WebSideStory, CoreMetrics and Red Sheriff, measure audience visits at a specific website by monitoring the Web site's server. Consumer centric systems, such as Digimine and SPSS's NetGenesis, measure the market either in a manner similar to us or qualitatively through on-line and telephonic interviews.

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

     Competition may continue to intensify as a result of industry consolidation, because of technological advancements in the way to measure Internet activity or because some of our competitors may be able to provide additional or complementary services, such as consulting services. Increased competition may result in reduced operating margins, loss of market share and diminished value in our services, as well as different pricing, service or marketing decisions.

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

  OUR BUSINESS MAY SUFFER IF WE DO NOT EXPERIENCE INCREASED DEMAND FOR OUR MEASUREMENT SERVICES AND RESEARCH PRODUCTS IN INTERNATIONAL MARKETS.

     We currently sell our international measurement services and research products primarily in Europe and Canada. Our success in international markets, however, is dependent on a variety of factors including, but not limited to, the overall demand for Internet measurement and research products in specific countries and inherent risks in operating in foreign jurisdictions.

     The international markets for audience measurement services have historically been extremely localized and difficult to penetrate. As a result, the costs of establishing and maintaining panels in foreign countries have been and will continue to be substantial. We cannot assure you that we will be able to develop new products and services based on data obtained in those markets or that there will be sufficient client demand for these measurement products. In addition, we cannot assure you that there will be sufficient demand for our research products in some of the international markets in which we promote such products. If the costs of operating a panel in a foreign country prove to be uneconomical, or if we experience insufficient demand for our products in a specific country, we may decide to discontinue a panel or to close down our operations in a specific country. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country. In October and November 2001, we decided to discontinue our Internet audience measurement services in Brazil, Denmark and Norway, and to discontinue our research and measurement operations in Japan.

     In addition, our international operations are subject to a number of inherent risks, including:

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

     We seek to obtain the issuance of patents for our technology, and the registration of our material trademarks and service marks, in the United States and in selected other countries. We cannot assure you, however, that all of our pending or future patent or trademark applications and registrations will be issued or granted, or that our patents and trademarks will be upheld as valid if they are subjected to a challenge. On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. Our complaint seeks money damages from and a permanent injunction against NetRatings. Although the complaint was originally also filed against NetValue, NetValue has been dismissed from the case without prejudice, by us, and the trial has been scheduled by the judge for October 2002. We cannot assure you, however, that we will prevail in this litigation or that the trial will not be postponed beyond October 2002.

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

  DISRUPTION OF OUR WEBSITES OR SERVICES DUE TO SECURITY BREACHES AND SYSTEM FAILURES COULD HARM OUR BUSINESS AND RESULT IN CLIENT CANCELLATIONS.

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

     In addition, as we continue to grow and offer additional products and services around the world, we will need to expand our systems to accommodate increased data and service additional employees. This could lead to systems failure or to a corruption of our data and could have a material adverse effect on our business, results of operations and financial condition.

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

  OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO ATTRACT ATTENDEES, SPONSORS AND EXHIBITORS TO OUR CONFERENCES.

     Our conference business depends on our ability to attract attendees, sponsors and exhibitors to our events. We cannot assure you that we will be able to select topics for our conferences that potential attendees, sponsors and exhibitors will find timely and interesting. We also cannot assure you that our competitors will not produce conferences on similar topics or that we will continue to be able to attract prominent industry leaders to participate in our conferences. If we are unable to produce compelling events, our conference business will be harmed. In the year ended December 31, 2001, we have had to cancel a number of scheduled conferences and the interest in our conferences may continue to diminish as companies continue to decrease spending that they deem discretionary.

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

     Several states have proposed legislation that would limit the uses of personal user information gathered using the Internet. These regulations have required proprietary on-line service and Web site owners to establish privacy policies. The Federal Trade Commission has also settled a proceeding with one on-line service regarding the manner in which personal information is collected from users and provided to third parties. The European Union and Canada have enacted their own privacy regulations that result in limits on the collection and use of user information. Our compliance with these privacy laws and their various regulatory requirements could materially affect our operations. Changes to existing laws or the passage of new laws could, among other things:

     - create uncertainty in the marketplace that could reduce demand for our products and services;

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

  OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OVER OUR
  AFFAIRS.

     Our officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 22.4% of our common stock as of March 15, 2002. In particular, Tod Johnson, our Chairman, together with The NPD Group, Inc., which is controlled by Mr. Johnson, owned approximately 14.7% of our outstanding common stock as of March 15, 2002.

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

  OUR STOCK HAS EXPERIENCED, AND MAY CONTINUE TO EXPERIENCE, PRICE AND VOLUME FLUCTUATIONS.

     Our common stock, which is quoted on the Nasdaq National Market, has experienced significant price and volume fluctuations. These fluctuations are highly likely to continue in the future. The market prices of the securities of Internet-related companies have been especially volatile. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

  WE HAVE ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make us more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we recently adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of June 1, 2001. Each right entitles the holder to purchase one one-thousandth of a share of our Series A Preferred Stock at an exercise price of $13.00, subject to adjustment. Under certain circumstances, if a person or group acquires 15% or more of the outstanding common stock (or 20% in the case of acquisitions by Tod Johnson or The NPD Group, Inc.), holders of the rights (other than the person or group triggering their exercises) will be able to purchase, in exchange for the $13.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $26.00. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it difficult for a third party to acquire us, or a significant portion of our outstanding stock, without first negotiating with our board of directors regarding such acquisition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The fair value of the long-term restructuring payments was approximately $4.2 million less than the recorded value at December 31, 2001.

     We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business internationally through our international subsidiaries. To the extent we continue to operate globally, the risk of foreign currency exchange rate fluctuation may increase. Therefore, in the future, we may consider utilizing derivative instruments to mitigate such risks. Currently, we manage our level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries' local currency.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2002 annual stockholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2002 annual stockholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2002 annual stockholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from our definitive proxy statement to be filed in connection with our 2002 annual stockholders' meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A)  LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT

(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      Report of Independent Auditors..............................   F-1
      Consolidated Balance Sheets at December 31, 2001 and 2000...   F-2
      Consolidated Statements of Operations for the years ended
        December 31, 2001, 2000 and 1999..........................   F-3
      Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 2001, 2000 and 1999..............   F-4
      Consolidated Statements of Cash Flows for the years ended
        December 31, 2001, 2000 and 1999..........................   F-6
      Notes to Consolidated Financial Statements..................   F-7

(2)   INDEX TO FINANCIAL STATEMENT SCHEDULES
      Schedule II -- Valuation and Qualifying Accounts............   S-1

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  (B)  REPORTS ON FORM 8-K

     During the three months ended December 31, 2001, the registrant filed two Current Reports on Form 8-K, on October 30, 2001 relating to the proposed merger with NetRatings, Inc., and on December 10, 2001 relating to the Federal Trade Commission's request for additional information in connection with its review of the proposed merger with NetRatings.

     On January 22, 2002, the registrant filed a Current Report on Form 8-K relating to an amendment to the merger agreement executed in connection with the proposed merger with NetRatings to permit the continued prosecution of the registrant's patent litigation against NetRatings.

     On February 20, 2002, the registrant filed two Current Reports on Form 8-K relating to the termination of the proposed merger with NetRatings and the retention by the registrant of a financial advisor to explore strategic and financing alternatives.

  (C)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The Exhibits required to be filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index beginning on page 33. Exhibits 10.22, 10.23, 10.24, 10.25, 10.26, 10.27 and 10.28 are the management contracts and compensatory plans or arrangements required to be filed as part of this Annual Report on Form 10-K.

                                LIST OF EXHIBITS

DOCUMENT
  NO.                                   DESCRIPTION
--------                                -----------
  2.1      --   Plan of Merger between Media Metrix and PC Meter L.P. dated as of March 31, 1996*
  2.2      --   Plan of Merger and Reorganization between Media Metrix, Inc.
                and RelevantKnowledge dated as of September 30, 1998*
  2.3      --   Agreement and Plan of Merger dated as of October 6, 1999, by and among Media Metrix, AdRelevance, Merger Sub and the
                stockholders of AdRelevance named therein***
  2.4      --   Share Purchase Agreement dated February 8, 2000 among SIFO
                Group AB, Osprey Research BV and Media Metrix, Inc.****
  2.5      --   Agreement and Plan of Merger, dated as of June 26, 2000,
                among Media Metrix, Inc., MMX Acquisition Corp. and Jupiter
                Communications, Inc.*****
  2.6      --   Agreement and Plan of Merger, dated as of October 25, 2001 by and among NetRatings, Inc., Sonoma Acquisition Corp., LLC and Jupiter Media Metrix, Inc.+++++
  2.7      --   Amendment No. 1 dated as of January 28, 2002 to Agreement
                and Plan of Merger by and among NetRatings, Inc., Sonoma
                Acquisition Corp., LLC and Jupiter Media Metrix, Inc.##
  3.1      --   Amended and Restated Certificate of Incorporation of Media
                Metrix, Inc.*
  3.2      --   Certificate of Amendment to Amended and Restated Certificate
                of Incorporation*
  3.3      --   Form of Second Amended and Restated Certificate of
                Incorporation of Media Metrix, Inc.*****
  3.4      --   Amended and Restated Bylaws of Media Metrix, Inc.*
  3.5      --   Form of Second Amended and Restated Bylaws of Media Metrix,
                Inc.*****
  3.6      --   Certificate of Designation of rights, preferences and
                privileges of Series A participating preferred stock of
                Jupiter Media Metrix, Inc.+++
  4.1      --   Registration Rights Agreement dated as of November 5, 1998, by and among Media Metrix and the Stockholders listed on
                Schedule I thereto*
  4.2      --   Specimen Stock Certificate*
  4.3      --   Registration Rights Agreement by and among Media Metrix, GfK
                AG and Ipsos S.A. made as of September 1, 1999**
  4.4      --   Stock Option Agreement by and between Media Metrix and GfK made as of September 1, 1999**
  4.5      --   Stock Option Agreement by and between Media Metrix and Ipsos made as of September 1, 1999**
  4.6      --   Registration Rights Agreement dated October 8, 1999 by and among Media Metrix and the security holders of Media Metrix set forth therein***
  4.7      --   Registration Rights Agreement dated March 6, 2000 between
                Osprey Research BV and Media Metrix, Inc.****
  4.8      --   Media Metrix, Inc. Stock Option Agreement dated March 6,
                2000 between Osprey Research BV and Media Metrix, Inc.****
  4.9      --   Amendment to Registration Rights Agreement dated March 6,
                2000 among GfK AG, Ipsos SA, Osprey Research BV and Media
                Metrix, Inc.****
  4.10     --   Jupiter Media Metrix, Inc. Stock Option Agreement dated
                December 27, 2000 by and between Marketing Intelligence
                Corporation and Jupiter Media Metrix, Inc.#
  4.11     --   Jupiter Media Metrix, Inc. Stock Option Agreement dated
                December 27, 2000 by and between Ipsos, S.A. and Jupiter
                Media Metrix, Inc.#
  4.12     --   Preferred Stock Rights Agreement, dated as of May 17, 2001 between Jupiter Media Metrix, Inc. and American Stock
                Transfer and Trust Company, which includes the form of
                Certificate of Designation for the Series A participating
                preferred stock as Exhibit A and the form of Rights
                Certificate as Exhibit B+++

DOCUMENT
  NO.                                   DESCRIPTION
--------                                -----------
  4.13     --   Amendment No. 1 dated October 25, 2001 to Preferred Stock
                Rights Agreement between Jupiter Media Metrix, Inc. and
                American Stock Transfer and Trust Company+++++
 10.1      --   Building Lease between Eagle Insurance Company and The NPD
                Group, Inc. dated as of August 18, 1997*
 10.2      --   Lease Agreement between Carriage House Associates Limited
                Partnership and RelevantKnowledge, Inc. dated as of May 16,
                1997*
 10.3      --   Lease Agreement between 352 P.A.S. Associates and Media
                Metrix, Inc. dated as of March 1, 2000*****
 10.4      --   Lease between WXII/GDM Astor, L.L.C. and Jupiter
                Communications, Inc., dated as of March 17, 2000++
 10.5      --   Sublease between The NPD Group, Inc. and Media Metrix, Inc.
                dated as of March 2000*****
 10.6      --   Sublease between TMP Worldwide, Inc. and Media Metrix, Inc.
                dated as of April 2000*****
 10.7      --   Lease Agreement between Grace Brusseau, individually, and
                Grace Brusseau and Stephen Kay, co-trustees of Testamentary
                Trust of Michael J. Borelli, dba Grazia Investment Company
                and Media Metrix, Inc. dated December 17, 1999*****
 10.8      --   Services Agreement dated as of September 30, 1998 by and
                between Media Metrix and The NPD Group, Inc.*
 10.9      --   License Agreement dated as of November 5, 1998 by and
                between Media Metrix and The NPD Group, Inc.*
 10.10     --   Form of Indemnification Agreement*
 10.11     --   Form of Non-Disclosure Agreement and Confidential
                Information and Invention Assignment Agreement*
 10.12     --   Form of Non-Disclosure Agreement and Confidential
                Information and Invention Assignment Agreement*
 10.13     --   Amended and Restated Management Services Agreement by and
                between Media Metrix, The NPD Group, Inc. and Tod Johnson*
 10.14     --   Media Metrix Stock Option Plan*
 10.15     --   1998 Equity Incentive Plan*
 10.16     --   1998 AdRelevance Stock Option Plan**
 10.17     --   1999 AdRelevance Stock Option Plan**
 10.18     --   Media Metrix, Inc. 2000 Equity Incentive Plan+
 10.19     --   Media Metrix, Inc. 2000 Employee Stock Purchase Plan+
 10.20     --   Media Metrix, Inc. Amended and Restated 2000 Equity
                Incentive Plan*****
 10.21     --   Media Metrix, Inc. Amended and Restated 2000 Employee Stock
                Purchase Plan*****
 10.22     --   Employment Agreement by and between Jupiter Communications,
                Inc. and Gene DeRose#
 10.23     --   Employment Agreement by and between Jupiter Communications,
                Inc. and Kurt Abrahamson#
 10.24     --   Employment Agreement by and between Jupiter Communications,
                Inc. and Jean Robinson#
 10.25     --   Employment Agreement by and between Jupiter Media Metrix,
                Inc. and Robert Becker++++
 10.26     --   Letter Agreement dated June 15, 2001 by and between Jupiter
                Media Metrix, Inc. and Mary Ann Packo++++
 10.27     --   Commitment Letter dated July 30, 2001 from Tod Johnson to
                Jupiter Media Metrix, Inc. with respect to a commitment to provide a $25,000,000 Letter of Credit++++
 10.28     --   Termination Agreement dated October 25, 2001 by and between
                Tod Johnson and Jupiter Media Metrix, Inc. with respect to a commitment to provide a $25,000,000 Letter of Credit+++++
 10.29     --   Loan and Security Agreement dated as of October 25, 2001 by and among NetRatings, Inc., Jupiter Media Metrix, Inc.,
                AdRelevance, Inc., IRG Acquisition Corp., Jupiter
                Communications, Inc., MMXI Holdings, Inc. and Net Market
                Makers+++++

DOCUMENT
  NO.                                   DESCRIPTION
--------                                -----------
 10.30     --   Mutual Termination Agreement and Release dated as of
                February 18, 2002 by and among NetRatings, Inc., Sonoma
                Acquisition Corp., LLC, Jupiter Media Metrix, Inc.,
                AdRelevance, Inc., IRG Acquisition Corp., Jupiter
                Communications, Inc., MMXI Holdings, Inc. and Net Market
                Makers###
 21        --   Subsidiaries of the Registrant####

---------------

      Incorporated by reference to the Company's Registration
      Statement on Form S-1 (File No. 333-72883), filed with the
   *  SEC on February 24, 1999, as amended.
      Incorporated by reference to the Company's Registration
      Statement on Form S-1 (File No. 333-88751), filed with the
  **  SEC on October 8, 1999, as amended.
      Incorporated by reference to the Company's Current Report on *** Form 8-K filed with the SEC on October 20, 1999.
      Incorporated by reference to the Company's Current Report on **** Form 8-K filed with the SEC on March 20, 2000.
      Incorporated by reference to the Company's Registration
      Statement on Form S-4 (File No. 333-42316), filed with the
***** SEC on July 27, 2000, as amended.
      Incorporated by reference to the Company's Registration
      Statement on Form S-8 (File No. 333-39292), filed with the
   +  SEC on June 14, 2000.
      Incorporated by reference to Jupiter Communications, Inc.'s
      Quarterly Report on Form 10-Q (File No. 000-27537), filed
  ++  with the SEC on May 15, 2000.
      Incorporated by reference to the Company's Current Report on +++ Form 8-K, filed with the SEC on May 18, 2001.
      Incorporated by reference to the Company's Quarterly Report
++++  on Form 10-Q, filed with the SEC on August 14, 2001.
      Incorporated by reference to the Company's Current Report on +++++ Form 8-K, filed with the SEC on October 30, 2001.
      Incorporated by reference to the Company's Annual Report on # Form 10-K, filed with the SEC on April 2, 2001.
      Incorporated by Incorporated by reference to the Company's
      Current Report on Form 8-K, filed with the SEC on January
  ##  22, 2002.
      Incorporated by reference to the Company's Current Report on ### Form 8-K, filed with the SEC on February 20, 2002.
####  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JUPITER MEDIA METRIX, INC.

                                          By:      /s/ ROBERT BECKER
                                             -----------------------------------
                                          Name: Robert Becker
                                          Title:Chief Executive Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

                    /s/ TOD JOHNSON                       Chairman
--------------------------------------------------------
                      Tod Johnson

                    /s/ GENE DEROSE                       Vice Chairman
--------------------------------------------------------
                      Gene DeRose

                   /s/ ROBERT BECKER                      Director and Chief Executive Officer
--------------------------------------------------------    (Principal Executive Officer)
                     Robert Becker

                  /s/ KURT ABRAHAMSON                     Director and President, Jupiter Research
--------------------------------------------------------
                    Kurt Abrahamson

                   /s/ JEAN ROBINSON                      Chief Financial Officer
--------------------------------------------------------    (Principal Financial and Accounting
                     Jean Robinson                          Officer)

                   /s/ ROBERT KAVNER                      Director
--------------------------------------------------------
                     Robert Kavner

                      /s/ STIG KRY                        Director
--------------------------------------------------------
                        Stig Kry

                  /s/ JAMES MORTENSEN                     Director
--------------------------------------------------------
                    James Mortensen

                   /s/ ANDREW PARSONS                     Director
--------------------------------------------------------
                     Andrew Parsons

                    /s/ RANDY PAUSCH                      Director
--------------------------------------------------------
                      Randy Pausch

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Jupiter Media Metrix, Inc.

     We have audited the accompanying consolidated balance sheets of Jupiter Media Metrix, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jupiter Media Metrix, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 2001 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP
                                          Ernst & Young LLP

New York, New York
February 20, 2002

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 14,920,092   $ 74,133,236
  Marketable securities.....................................     1,002,482     18,080,220
  Receivables:
     Trade, less allowance for doubtful accounts of
       $3,038,000 in 2001 and $2,597,000 in 2000............    18,492,338     33,765,623
     Expenditures billable to clients.......................            --      1,252,762
                                                              ------------   ------------
          Total receivables.................................    18,492,338     35,018,385
  Prepaid expenses and other current assets.................     2,776,787      6,819,122
                                                              ------------   ------------
          Total current assets..............................    37,191,699    134,050,963
Property and equipment at cost, net.........................    24,773,443     35,424,739
Intangibles acquired, net...................................    56,151,121    461,615,207
Due from minority interests in consolidated subsidiaries....            --      2,478,203
Restricted cash and other assets............................     7,730,093     13,406,501
                                                              ------------   ------------
          Total assets......................................  $125,846,356   $646,975,613
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 28,968,800   $ 32,211,664
  Due to related parties....................................     1,364,332      3,646,291
  Advance billings to clients...............................    14,770,091     39,923,326
  Current portion of long-term debt.........................            --        710,845
                                                              ------------   ------------
          Total current liabilities.........................    45,103,223     76,492,126
Long-term restructuring liabilities and other...............    23,085,055      1,659,110
Commitments and contingencies Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
     10,000,000 in 2001 and 2000, none issued and
       outstanding..........................................            --             --
  Common stock, $.01 par value -- shares authorized:
     150,000,000 in 2001 and 2000; shares issued and
       outstanding: 35,869,051 in 2001 and 35,155,362 in
       2000.................................................       358,691        351,554
  Additional paid-in capital................................   684,622,863    685,807,640
  Accumulated other comprehensive loss......................       132,034        (94,646)
  Accumulated deficit.......................................  (620,623,574)  (101,431,044)
  Deferred compensation.....................................    (6,831,936)   (15,809,127)
                                                              ------------   ------------
          Total stockholders' equity........................    57,658,078    568,824,377
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $125,846,356   $646,975,613
                                                              ============   ============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2001            2000           1999
                                                    -------------   ------------   ------------
Revenues:
  Measurement.....................................  $  43,586,649   $ 51,828,704   $ 20,500,127
  Research services...............................     42,200,102     17,238,521             --
  Events and other................................      3,385,014      8,710,574             --
                                                    -------------   ------------   ------------
          Total revenues..........................     89,171,765     77,777,799     20,500,127
Cost of revenues..................................     41,523,932     32,752,051     10,291,392
                                                    -------------   ------------   ------------
Gross profit......................................     47,647,833     45,025,748     10,208,735
Operating expenses:
  Research and development........................     24,635,446     16,077,869      5,044,068
  Sales and marketing.............................     32,013,872     29,427,370      9,116,727
  General and administrative......................     38,974,887     25,881,824      6,755,220
  Amortization of deferred compensation and other
     stock-based compensation.....................      5,836,167      2,551,200      1,060,108
  Amortization and write-down of intangibles......    411,323,440     46,629,356      7,312,505
  Restructuring and other charges.................     51,259,036             --             --
  Acquired in-process research and development....             --             --      6,800,000
                                                    -------------   ------------   ------------
          Total operating expenses................    564,042,848    120,567,619     36,088,628
                                                    -------------   ------------   ------------
Loss from operations..............................   (516,395,015)   (75,541,871)   (25,879,893)
Minority interests................................      1,241,066      5,990,455      1,688,542
Loss on sale of subsidiary........................       (663,646)            --             --
Loss on write-off of investments..................     (5,477,445)            --             --
Interest income, net of interest expense of
  $108,553 in 2001 and $40,905 in 2000............      2,102,510      6,230,810      2,283,350
                                                    -------------   ------------   ------------
Net loss..........................................   (519,192,530)   (63,320,606)   (21,908,001)
Preferred dividends...............................             --             --       (109,195)
                                                    -------------   ------------   ------------
Net loss applicable to common stockholders........  $(519,192,530)  $(63,320,606)  $(22,017,196)
                                                    =============   ============   ============
Basic and diluted net loss per share applicable to
  common stockholders.............................  $      (14.62)  $      (2.63)  $      (1.34)
                                                    =============   ============   ============
Shares used in the calculation of basic and
  diluted net loss per share applicable to common
  stockholders....................................     35,500,549     24,083,177     16,445,295
                                                    =============   ============   ============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                    ACCUMULATED
                                   COMMON STOCK         ADDITIONAL      COMMON         OTHER
                               ---------------------     PAID-IN        STOCK      COMPREHENSIVE    ACCUMULATED      DEFERRED
                                 SHARES      AMOUNT      CAPITAL       ISSUABLE        LOSS           DEFICIT      COMPENSATION
                               ----------   --------   ------------   ----------   -------------   -------------   ------------
BALANCE AT DECEMBER 31,
 1998........................  13,098,808   $130,988   $ 18,149,203   $1,999,831     $     --      $ (16,093,242)  $(1,564,475)
Comprehensive loss:
 Net loss....................          --         --             --           --           --        (21,908,001)           --
 Unrealized loss on
   marketable securities.....          --         --             --           --      (64,134)                --            --
 Foreign currency
   translation...............          --         --             --           --      (18,290)                --            --
       Total comprehensive
        loss.................          --         --             --           --           --                 --            --
Issuance of common stock
 issuable....................     194,380      1,944      1,997,887   (1,999,831)          --                 --            --
Initial and secondary public
 offering net of $6,727,500
 of related costs and
 expenses....................   4,750,000     47,500    120,430,000           --           --                 --            --
Issuance of common stock in
 connection with
 acquisition.................     697,664      6,977     59,393,023           --           --                 --            --
Exercise of warrants and
 stock options...............     941,147      9,411      1,319,465           --           --                 --            --
Employee stock options.......          --         --        325,000           --           --                 --      (325,000)
Amortization of deferred
 compensation................          --         --             --           --           --                 --       544,917
Reversal of deferred
 compensation of options
 forfeited...................          --         --        (98,231)          --           --                 --        98,231
Acceleration of vesting on
 options.....................          --         --        515,191           --           --                 --            --
Accrual of Redeemable
 Preferred Stock dividends...          --         --             --           --           --           (109,195)           --
                               ----------   --------   ------------   ----------     --------      -------------   -----------
BALANCE AT DECEMBER 31,
 1999........................  19,681,999    196,820    202,031,538           --      (82,424)       (38,110,438)   (1,246,327)
Comprehensive loss:
 Net loss....................          --         --             --           --           --        (63,320,606)           --
 Unrealized gain on
   marketable securities.....          --         --             --           --       77,263                 --            --
 Foreign currency
   translation...............          --         --             --           --      (89,485)                --            --
       Total comprehensive
        loss.................          --         --             --           --           --                 --            --
Issuance of common stock in
 connection with merger with
 Jupiter Communications,
 Inc.........................  14,921,856    149,219    477,600,529           --           --                 --   (14,560,000)
Issuance of common stock in
 connection with other
 acquisitions................     134,921      1,349      2,752,603           --           --                 --            --
Exercise of options..........     416,586      4,166        868,970           --           --                 --            --
Amortization of deferred
 compensation................          --         --             --           --           --                 --     2,438,200
Employee stock options.......          --         --      2,866,000           --           --                 --    (2,866,000)
Reversal of deferred
 compensation of options
 forfeited...................          --         --       (425,000)          --           --                 --       425,000
Acceleration of vesting on
 options.....................          --         --        113,000           --           --                 --            --
                               ----------   --------   ------------   ----------     --------      -------------   -----------
BALANCE AT DECEMBER 31,
 2000........................  35,155,362    351,554    685,807,640           --      (94,646)      (101,431,044)  (15,809,127)


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
BALANCE AT DECEMBER 31,
 1998........................  $   2,622,305
Comprehensive loss:
 Net loss....................    (21,908,001)
 Unrealized loss on
   marketable securities.....        (64,134)
 Foreign currency
   translation...............        (18,290)
                               -------------
       Total comprehensive
        loss.................    (21,990,425)
Issuance of common stock
 issuable....................             --
Initial and secondary public
 offering net of $6,727,500
 of related costs and
 expenses....................    120,477,500
Issuance of common stock in
 connection with
 acquisition.................     59,400,000
Exercise of warrants and
 stock options...............      1,328,876
Employee stock options.......             --
Amortization of deferred
 compensation................        544,917
Reversal of deferred
 compensation of options
 forfeited...................             --
Acceleration of vesting on
 options.....................        515,191
Accrual of Redeemable
 Preferred Stock dividends...       (109,195)
                               -------------
BALANCE AT DECEMBER 31,
 1999........................    162,789,169
Comprehensive loss:
 Net loss....................    (63,320,606)
 Unrealized gain on
   marketable securities.....         77,263
 Foreign currency
   translation...............        (89,485)
                               -------------
       Total comprehensive
        loss.................    (63,332,828)
Issuance of common stock in
 connection with merger with
 Jupiter Communications,
 Inc.........................    463,189,748
Issuance of common stock in
 connection with other
 acquisitions................      2,753,952
Exercise of options..........        873,136
Amortization of deferred
 compensation................      2,438,200
Employee stock options.......             --
Reversal of deferred
 compensation of options
 forfeited...................             --
Acceleration of vesting on
 options.....................        113,000
                               -------------
BALANCE AT DECEMBER 31,
 2000........................    568,824,377

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                                                                                    ACCUMULATED
                                   COMMON STOCK         ADDITIONAL      COMMON         OTHER
                               ---------------------     PAID-IN        STOCK      COMPREHENSIVE    ACCUMULATED      DEFERRED
                                 SHARES      AMOUNT      CAPITAL       ISSUABLE        LOSS           DEFICIT      COMPENSATION
                               ----------   --------   ------------   ----------   -------------   -------------   ------------
Comprehensive loss:
 Net loss....................          --         --             --           --           --       (519,192,530)           --
 Unrealized loss on
   marketable securities.....          --         --             --           --      (21,950)                --            --
 Foreign currency
   translation...............          --         --             --           --      248,630                 --            --
       Total comprehensive
        loss.................          --         --             --           --           --                 --            --
Exercise of stock options....     535,478      5,355        401,844           --           --                 --            --
Issuance of shares pursuant
 to employee stock purchase
 plan........................      50,572        506         57,467           --           --                 --            --
Issuance of shares to joint
 venture partner.............     127,639      1,276         69,436           --           --                 --            --
Fair value of options and
 warrants issued in
 connection with license
 agreement and line of
 credit......................          --         --      1,427,500           --           --                 --            --
Amortization of deferred
 compensation................          --         --             --           --           --                 --     5,810,501
Reversal of deferred
 compensation of options
 forfeited...................          --         --     (3,166,690)          --           --                 --     3,166,690
Compensation expense for
 options issued..............          --         --         25,666           --           --                 --            --
                               ----------   --------   ------------   ----------     --------      -------------   -----------
BALANCE AT DECEMBER 31,
 2001........................  35,869,051   $358,691   $684,622,863   $       --     $132,034      $(620,623,574)  $(6,831,936)
                               ==========   ========   ============   ==========     ========      =============   ===========


                                   TOTAL
                               STOCKHOLDERS'
                                  EQUITY
                               -------------
Comprehensive loss:
 Net loss....................   (519,192,530)
 Unrealized loss on
   marketable securities.....        (21,950)
 Foreign currency
   translation...............        248,630
                               -------------
       Total comprehensive
        loss.................   (518,965,850)
Exercise of stock options....        407,199
Issuance of shares pursuant
 to employee stock purchase
 plan........................         57,973
Issuance of shares to joint
 venture partner.............         70,712
Fair value of options and
 warrants issued in
 connection with license
 agreement and line of
 credit......................      1,427,500
Amortization of deferred
 compensation................      5,810,501
Reversal of deferred
 compensation of options
 forfeited...................             --
Compensation expense for
 options issued..............         25,666
                               -------------
BALANCE AT DECEMBER 31,
 2001........................  $  57,658,078
                               =============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  2001            2000           1999
                                                              -------------   ------------   ------------
OPERATING ACTIVITIES
Net loss....................................................  $(519,192,530)  $(63,320,606)  $(21,908,001)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Charge for acquired in process research and development...             --             --      6,800,000
  Restructuring and other charges...........................     51,259,036             --             --
  Compensation expense related to employee stock purchase
    plan....................................................         57,973             --             --
  Non-cash charge for issuance of warrants..................         62,500             --             --
  Loss on sale of subsidiary................................        663,646             --             --
  Loss on write-off of investments..........................      5,477,445             --             --
  Loss on disposal of equipment.............................             --             --         43,123
  Provision for bad debts...................................      7,318,490        191,000        387,000
  Depreciation and amortization of property and equipment...      9,999,434      5,452,158        515,912
  Amortization of deferred compensation and other
    stock-based compensation................................      5,836,167      2,551,200      1,060,108
  Amortization and write-down of intangibles................    411,323,440     46,629,356      7,312,505
  Minority Interests........................................     (1,241,066)    (5,990,455)    (1,688,542)
  Deferred rent.............................................        593,234        188,110             --
  Changes in operating assets and liabilities:
    Receivables.............................................      9,281,726    (15,525,002)    (5,000,046)
    Prepaid expenses and other current assets...............      3,009,788        147,750        (44,631)
    Other assets............................................      1,240,132       (534,512)        16,653
    Accounts payable and accrued liabilities................    (20,107,531)    (7,216,828)     7,008,832
    Advance billings to clients.............................    (24,896,438)     3,457,713      3,727,671
    Due to related parties..................................     (2,513,289)     3,201,796     (4,261,330)
                                                              -------------   ------------   ------------
Net cash used in operating activities.......................    (61,827,843)   (30,768,320)    (6,030,746)
                                                              -------------   ------------   ------------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities....................     17,055,788     (3,125,735)   (14,941,356)
Cash acquired, net of acquisition costs and cash paid.......             --     27,246,456        500,511
Additions to property and equipment.........................    (11,063,522)   (19,999,230)    (4,733,977)
Acquisition earnout payment.................................     (4,918,514)            --             --
Purchase of license.........................................     (1,000,000)            --             --
Security deposits and restricted cash.......................       (701,470)    (1,800,188)      (191,336)
                                                              -------------   ------------   ------------
Net cash provided by (used in) investing activities.........       (627,718)     2,321,303    (19,366,158)
                                                              -------------   ------------   ------------
FINANCING ACTIVITIES
Repayment on long term debt.................................       (710,845)      (656,610)    (2,321,771)
Proceeds from exercise of warrants and stock options........        407,199        873,136      1,328,876
Net proceeds from initial and secondary public offering.....             --             --    120,477,500
Redemption of redeemable preferred stock....................             --             --     (4,788,955)
Contributions from minority interests.......................      3,719,269      5,129,636         71,158
                                                              -------------   ------------   ------------
Net cash provided by financing activities...................      3,415,623      5,346,162    114,766,808
                                                              -------------   ------------   ------------
Effect of exchange rate changes on cash.....................       (173,206)      (129,543)       (18,290)
                                                              -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents........    (59,213,144)   (23,203,398)    89,351,614
Cash and cash equivalents at beginning of year..............     74,133,236     97,363,634      8,012,020
                                                              -------------   ------------   ------------
Cash and cash equivalents at end of year....................  $  14,920,092   $ 74,133,236   $ 97,363,634
                                                              =============   ============   ============
SUPPLEMENTAL INFORMATION
Interest paid...............................................  $     108,553   $     40,905   $     74,660
                                                              =============   ============   ============

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS

     Jupiter Media Metrix is a provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Its services include Media Metrix, Jupiter Research, AdRelevance, Jupiter Events and LiveMetrix. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. AdRelevance specializes in the automated retrieval and delivery of online advertising data. Jupiter Events hosts conferences focusing on the global digital economy. LiveMetrix delivers continuous, in-depth analysis of traffic on a client's Web site and advertising campaign data.

  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jupiter Media Metrix, Inc., its wholly owned subsidiaries Jupiter Communications, Inc., AdRelevance, Inc., MMXI Holdings, Inc., Media Metrix Leasing LLC, Media Metrix Canada Co., RelevantKnowledge Stockholm A.B., MMXI Nordic A.B., JMXI Latin America B.V. and Media Metrix Brasil Ltda., its 72% owned subsidiary Jupiter Media Metrix Japan KK, and its 72.1% owned subsidiary MMXI Europe, B.V. Jupiter Communications, in turn, is consolidated with its wholly owned subsidiaries, IRG Acquisition Corp., Net Market Makers and Jupiter Communications Scandinavia A.B. MMXI Europe, B.V., in turn, is consolidated with its wholly owned subsidiaries, MMXI UK Limited, MMXI France E.U.R.L., MMXI (Deutschland) GmbH, MMXI Italia SRL and MMXI Espana. MMXI Nordic A.B. is, in turn, consolidated with its wholly owned subsidiaries, RelevantKnowledge Sweden A.B. and NetCheck A.B. All significant intercompany accounts and transactions have been eliminated.

  GOING CONCERN ADJUSTMENTS

     Jupiter Media Metrix has incurred net losses of $519.2 million, $63.3 million and $21.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, Jupiter Media Metrix also has a working capital deficiency of $7.9 million at December 31, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Jupiter Media Metrix anticipates that its existing cash and cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures only through the middle of the second quarter of 2002, although there can be no assurance in this regard. In response to these losses, working capital deficiency and the termination of its proposed merger with NetRatings, Inc. (see Note 18), Jupiter Media Metrix has retained a financial advisor to explore strategic alternatives, which include the sale of one or more business units, a debt or equity financing or the sale of the entire company. If Jupiter Media Metrix fails to sell certain business units, or otherwise obtain additional debt or equity financing (which may not be available on acceptable terms, or at all), Jupiter Media Metrix will not have sufficient capital to meet its future needs through 2002. If adequate funds are not available when required or on acceptable terms, Jupiter Media Metrix may be forced to cease its operations, and even if it is able to continue its operations, Jupiter Media Metrix' business and financial results may suffer. The accompanying consolidated financial statements do not reflect any adjustments that might result if Jupiter Media Metrix was unable to continue as a going concern.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the consolidated financial

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management relate to the allowance for doubtful accounts and impairment of long-lived assets.

  REVENUE RECOGNITION

     Revenues from measurement services primarily include syndicated (recurring) products and services, customized (non-recurring) products and services and site centric measurement products and services. Syndicated products and services are sold on a subscription basis. Revenues for such products and services are recognized over the term of the related contract as products or services are provided. Buyers of syndicated products and services generally are billed in advance for up to the next twelve months. Revenues for customized products and services are recognized in the period in which the products or services are provided. Site centric products and services are generally sold in banks of page impressions at agreed upon prices per thousand page impressions. Revenues for such site centric products and services are recognized as the bank is depleted during the period. Billings rendered in advance of products or services being provided are recorded as "advance billings to clients" in the accompanying consolidated balance sheet.

     Revenues from research services are deferred and then recognized proportionally in operations over the term of the service period, which is generally up to one year. Unearned amounts are recorded as "advance billings to clients" in the accompanying consolidated balance sheet.

     Events and other revenues are reflected in operations in the period in which the event occurs or the other services are provided.

  COSTS OF REVENUES

     Costs of revenues consist primarily of panel costs, research analyst costs, including payroll and travel related to research services, license and technology support fees and direct costs incurred for the conferences. Costs of establishing and maintaining a panel (a group of consumers who furnish marketing data) are expensed in the year incurred.

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

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. Substantially all cash and cash equivalents are held with four financial institutions at December 31, 2001 and 2000. Jupiter Media Metrix' cash is exposed to risk to the extent the balance of the cash accounts exceeds federally insured limits.

     At December 31, 2001 and 2000, Jupiter Media Metrix had approximately $6.6 million and $5.7 million, respectively, of restricted cash which is classified as a long-term asset. The restricted cash represents amounts collateralizing letters of credit issued in lieu of cash security deposits.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

  MARKETABLE SECURITIES

     Jupiter Media Metrix accounts for its investments in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All investments have been classified as available-for-sale securities as of December 31, 2001 and 2000. Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss). Realized gains and losses and declines other-than-temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

  CONCENTRATIONS OF CREDIT RISK

     Jupiter Media Metrix' policy is to review a customer's financial condition prior to extending credit and, generally, collateral is not required. Credit losses are provided for in the financial statements and have been within management's expectations. No customer accounted for greater than 10% of our revenues in 2001, 2000 or 1999.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over their estimated useful lives which range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease.

     Jupiter Media Metrix capitalizes internal-use software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are amortized using the straight-line method over the estimated useful lives, which is generally three years and are classified as property and equipment (see Note 5). At December 31, 2001 and 2000, internal-use software costs were approximately $13,160,000 and $9,991,000, respectively. Amortization of capitalized internal-use software costs totaled approximately $3,702,000 and $956,000 for the years ended December 31, 2001 and 2000, respectively. There was no amortization of capitalized internal-use software costs recorded for the year ended December 31, 1999.

  INTANGIBLE ASSETS

     Jupiter Media Metrix amortizes intangibles, primarily consisting of goodwill resulting from acquisitions, using the straight-line method over one to ten years from the date of acquisition (see Notes 1, Recent Accounting Pronouncements, and 3).

  LONG-LIVED ASSETS

     Jupiter Media Metrix' method under current accounting rules for measuring goodwill impairment is an undiscounted cash flow basis. Jupiter Media Metrix periodically reviews the carrying values of intangibles and other long-lived assets for recoverability or whenever events or changes in circumstances indicate that such amounts have been impaired. Impairment indicators include among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit and a material decrease in the fair value of some or all of the assets. If such an impairment exists, the carrying value of the asset is reduced to its estimated fair value based on discounted cash flows.

     During the year ended December 31, 2001, based on the presence of certain impairment indicators, including a continuing historic and anticipated decline in revenues associated with the assets acquired in Jupiter Media Metrix' merger with Jupiter Communications and a material decrease in the fair value of such assets, Jupiter Media Metrix wrote off approximately $320.0 million of goodwill acquired in connection with

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES merger with Jupiter Communications by reducing the carrying value of such assets to their estimated fair value based on expected discounted cash flows.

  INCOME TAXES

     Jupiter Media Metrix accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109 ("SFAS 109"), "Accounting for Income Taxes." In accordance with SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and advanced billings to clients approximate fair value because of the relatively short maturity of these instruments. The fair value of the long-term restructuring payments was approximately $4.2 million less than the recorded value at December 31, 2001.

  STOCK-BASED COMPENSATION

     Jupiter Media Metrix accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

  FOREIGN CURRENCY TRANSLATION

     Local currencies are generally considered to be the functional currency for operations outside the United States. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expenses accounts using a weighted average exchange rate during the year. The resulting translation adjustments are reported in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions, which have not been material, are included in other income.

  COMPREHENSIVE INCOME (LOSS)

     Jupiter Media Metrix computes comprehensive income (loss) in accordance with the provisions Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income. "As required by SFAS 130, Jupiter Media Metrix displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and accumulated other comprehensive income (loss), amounted to approximately $(518,966,000) for the year ended December 31, 2001, approximately $(63,333,000) for the year ended December 31, 2000 and approximately $(21,990,000) for the year ended December 31, 1999. As of December 31, 2001, accumulated other comprehensive loss consisted of approximately a $9,000 loss and a $141,000 gain for the change in unrealized loss on securities and foreign currency translations, respectively. As of December 31, 2000, accumulated other comprehensive loss consisted of approximately a $13,000 gain and a $108,000 loss for the change in unrealized gain on securities and foreign currency translations, respectively.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     Jupiter Media Metrix has adopted FASB Statements 141 and 142 effective as of January 1, 2002. Jupiter Media Metrix will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and expects to recognize an additional impairment loss on goodwill resulting from the cumulative effect of the change in accounting principles during the first quarter of 2002. The extent of the additional impairment expected to be recognized under the new tests has not yet been determined.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal for Long-Lived Assets" ("SFAS 144"). This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 provides a single accounting model for long-lived assets to be disposed of. Companies are required to adopt SFAS 144 in the first fiscal year beginning after December 15, 2001. Adoption of SFAS 144 is not currently expected to have a material impact on our results of operations.

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

     The following sets forth the computation of basic and diluted net loss per share:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2001            2000           1999
                                            -------------   ------------   ------------
Numerator:
  Net Loss................................  $(519,192,530)  $(63,320,606)  $(21,908,001)
  Preferred stock dividends...............             --             --       (109,195)
                                            -------------   ------------   ------------
  Net Loss applicable to common
     stockholders.........................  $(519,192,530)  $(63,320,606)  $(22,017,196)
                                            =============   ============   ============
Denominator for basic and diluted loss per
  share weighted average shares...........     35,500,549     24,083,177     16,445,295
                                            =============   ============   ============
Basic and diluted loss per share
  applicable to common stockholders.......  $      (14.62)  $      (2.63)  $      (1.34)
                                            =============   ============   ============

3.  ACQUISITIONS

     Effective January 1, 2000, Jupiter Media Metrix acquired the internet audience measurement business operated by SIFO Group A.B., now known as Observer A.B. ("Observer"), in Sweden. The new company,

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

MMXI Nordic, is a wholly owned subsidiary of Jupiter Media Metrix. Jupiter Media Metrix acquired all of the outstanding shares of MMXI Nordic in exchange for $5,692,000 and 52,000 shares of Jupiter Media Metrix' common stock. In connection with this acquisition, Observer purchased 8.0% of MMXI Europe, reducing Jupiter Media Metrix' ownership to 50.1% as of the effective date of the transaction. The 1999 operations of the business acquired from Observer were not significant.

     On September 20, 2000, the Company completed a merger (the "Merger") with Jupiter Communications, Inc. ("Jupiter Communications") by issuing 14,921,856 shares of Jupiter Media Metrix' common stock in exchange for all of the outstanding common stock of Jupiter Communications. In addition, Jupiter Media Metrix assumed all the outstanding stock options to purchase common stock of Jupiter Communications. The total purchase price of $470.1 million, including merger related costs and expenses of $6.9 million, was tentatively allocated to the net assets acquired of $77.9 million, including cash of $44.2 million (including $4.8 million of restricted cash), and goodwill and other intangibles of $392.2 million (see Note 6). In addition, deferred compensation of $14.6 million, which represents the intrinsic value of unvested Jupiter Communications options, was recorded. In connection with the closing of the Merger, the company changed its name from Media Metrix, Inc. to Jupiter Media Metrix, Inc.

     In connection with Jupiter Communications' acquisition of Net Market Makers, Inc. in April 2000, additional consideration was payable based on the achievement of certain post-closing goals. Jupiter Media Metrix recorded additional goodwill of approximately $4.9 million ($4.0 million at December 31, 2000) related to Net Market Makers having achieved these post-closing goals.

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

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The above referenced mergers and acquisitions were accounted for using the purchase method of accounting and the operations of Jupiter Communications, MMXI Nordic and AdRelevance have been included in the accompanying consolidated financial statements from the respective dates of the mergers or acquisitions.

     The following table reflects unaudited pro forma results of operations of Jupiter Media Metrix and Jupiter Communications on the basis that the merger had taken place on January 1, 1999 and January 1, 2000, and AdRelevance on the basis that the acquisition had taken place on January 1, 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Revenues from sales of services.............................   $ 142,824     $  58,587
                                                               =========     =========
Net loss applicable to common stockholders..................   $(138,759)    $(125,179)
                                                               =========     =========
Basic and diluted net loss per share applicable to common
  stockholders..............................................   $   (3.99)    $   (3.92)
                                                               =========     =========
Shares used in calculation of basic and diluted net loss per
  share applicable to common stockholders...................      34,806        31,895
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

4.  MARKETABLE SECURITIES

     Marketable securities consist of the following:

                                                             DECEMBER 31, 2001
                                                    ------------------------------------
                                                                 UNREALIZED
                                                       COST         LOSS      FAIR VALUE
                                                    ----------   ----------   ----------
AVAILABLE FOR SALE SECURITIES
Certificates of deposit...........................  $1,011,303     $8,821     $1,002,482
                                                    ----------     ------     ----------
                                                    $1,011,303     $8,821     $1,002,482
                                                    ==========     ======     ==========

                                                            DECEMBER 31, 2000
                                                  --------------------------------------
                                                                UNREALIZED
                                                     COST          GAIN      FAIR VALUE
                                                  -----------   ----------   -----------
AVAILABLE FOR SALE SECURITIES
Corporate bonds.................................  $11,587,507    $10,419     $11,597,926
Government securities...........................    4,756,103         --       4,756,103
Asset-backed securities.........................      519,419      1,340         520,759
Certificates of deposit.........................    1,204,062      1,370       1,205,432
                                                  -----------    -------     -----------
                                                  $18,067,091    $13,129     $18,080,220
                                                  ===========    =======     ===========

     There were no material realized gains or losses from sales of securities during the years ended December 31, 2001 and 2000.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
Furniture and fixtures.....................................  $ 1,879,822   $ 3,181,852
Machinery and equipment....................................    1,399,408       839,912
Computer equipment.........................................   15,508,947    17,543,587
Computer software..........................................   13,159,930     9,991,312
Leasehold improvements.....................................    5,493,450     9,881,051
                                                             -----------   -----------
                                                              37,441,557    41,437,714
Less accumulated depreciation and amortization.............   12,668,114     6,012,975
                                                             -----------   -----------
                                                             $24,773,443   $35,424,739
                                                             ===========   ===========

6.  INTANGIBLES

     Intangibles consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
Goodwill.................................................  $114,623,543   $511,647,266
Trademark................................................     2,759,698      2,759,698
Other....................................................     5,994,104      1,629,104
                                                           ------------   ------------
                                                            123,377,345    516,036,068
Less accumulated amortization............................    67,226,224     54,420,861
                                                           ------------   ------------
                                                           $ 56,151,121   $461,615,207
                                                           ============   ============

     In July 2001, Jupiter Media Metrix purchased an exclusive, perpetual technology license for $3.0 million in cash, of which $1.0 million has been paid as of December 31, 2001. In addition, in connection with the purchase of the license, Jupiter Media Metrix issued 1,750,000 options to purchase shares of common stock at an exercise price of $5.00 per share. The options have been valued at $1,365,000 using the Black-Scholes option pricing model. The value of the license has been recorded as an intangible asset, and the useful life of the license was determined to be three years. The options were issued in two tranches; 875,000 options which vest over three years beginning July 13, 2002 and the remaining 875,000 options which vest over three years beginning July 13, 2003. The options expire on July 13, 2008.

     During the year ended December 31, 2001, based on the presence of certain impairment indicators, including a continuing historic and anticipated decline in revenues associated with the assets acquired in Jupiter Media Metrix' merger with Jupiter Communications and a material decrease in the fair value of such assets, Jupiter Media Metrix wrote off approximately $320.0 million of goodwill acquired in connection with the merger with Jupiter Communications by reducing the carrying value of such assets to their estimated fair value based on expected discounted cash flows.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                                2001          2000
                                                            ------------   -----------
Trade accounts payable....................................  $  2,692,782   $ 6,913,103
Payroll and other related costs...........................     6,950,761     9,655,426
Net Market Makers earnout.................................            --     4,000,000
Accrued taxes other than income...........................     6,848,784     6,985,123
Panel costs...............................................       232,400       161,327
Accrued restructuring costs (Note 16).....................    28,482,232            --
Less long term portion of restructuring liability.........   (20,348,096)           --
Technology license (Note 6)...............................     2,000,000            --
Other.....................................................     2,109,937     4,496,685
                                                            ------------   -----------
                                                            $ 28,968,800   $32,211,664
                                                            ============   ===========

8.  RELATED PARTY TRANSACTIONS

     Effective April 1, 1996 and as amended on September 30, 1998 and October 25, 2001, The NPD Group, Inc. ("NPD"), the company which founded Jupiter Media Metrix and a major stockholder, and Jupiter Media Metrix entered into a management services agreement whereby NPD provides, among other services, Jupiter Media Metrix with computer processing capacity and certain administrative functions. In October 2001, the parties deleted the non-competition provision of the agreement and entered into separate non-competition agreements with NPD and Mr. Tod Johnson, its Chairman and the Chairman and Chief Executive Officer of NPD. During the term of the agreement, Jupiter Media Metrix has also agreed to provide NPD with a reciprocal license relating to data and documentation which it generates during the performance of the services relating to Jupiter Media Metrix' business. As compensation for the services, Jupiter Media Metrix pays NPD, on a monthly basis, an amount equal to
(a) all expenses reasonably incurred by NPD in performance of its duties under this agreement and (b) 105% of NPD's overhead allocable to Media Metrix, as defined. The agreement may be terminated by either party upon 90 days notice, provided NPD may not terminate prior to March 31, 2002. Such charges pursuant to this agreement during the years ended December 31, 2001, 2000, and 1999 amounted to approximately $2,178,000, $5,401,000, and $2,703,000, respectively. At
December 31, 2001, 2000, and 1999, Jupiter Media Metrix owed approximately $185,000, $579,000 and $444,000, respectively, to NPD for such services. Such amounts are non-interest bearing.

     Jupiter Media Metrix has entered into a Services Agreement with NPD as of September 30, 1998, as amended as of October 25, 2001, and has granted NPD access to its databases for any business purpose of NPD that is not in direct competition with that of Jupiter Media Metrix. Jupiter Media Metrix also has granted NPD a non-exclusive license to use certain computer software owned by it. Under the terms of the Services Agreement, Jupiter Media Metrix receives a monthly fee of $2,500 plus expenses. The Services Agreement is terminable by either party with 120 days notice.

     Jupiter Media Metrix has entered into a license agreement with NPD dated as of November 5, 1998. NPD has granted to Jupiter Media Metrix an exclusive, non-transferable worldwide license to use certain NPD software. The fee is $11,000 per month, payable quarterly.

     AMR Interactive Pty. Ltd. ("AMR"), a minority owner of Media Metrix Pty. Limited Australia ("Australia"), provides panel recruitment, enumeration and operation services, and sales and administration services to Australia. Such charges were approximately $111,000 and $972,000 for the years ended

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

December 31, 2001 and 2000, respectively. As of December 31, 2000, Jupiter Media Metrix owed AMR approximately $248,000 related to such services. Effective March 30, 2001, Jupiter Media Metrix sold its majority interests in Australia to Brian Fine Holdings 2 Pty. Limited, an affiliate of AMR, the holder of the remaining interests in Australia, resulting in a loss of $664,000. Resulting from certain terms of this transaction, Jupiter Media Metrix owed AMR approximately $163,000 as of December 31, 2001.

     Intage, formerly known as Market Intelligence Corporation, a minority owner of Jupiter Media Metrix Japan KK ("Japan"), provided panel recruitment, enumeration and operation services to Japan during the years ended December 31, 2001 and 2000. Such charges were approximately $1,250,000 and $2,375,000, respectively. No amounts were owed as of December 31, 2001 related to such services. As of December 31, 2000, Jupiter Media Metrix owed Intage approximately $610,000 related to such services. In November 2001, Jupiter Media Metrix and Intage entered into a Termination Agreement with respect to the termination of operations of Japan and the termination of the venture agreements. Japan ceased operations as of December 31, 2001 and is currently being liquidated.

     IPSOS S.A. ("IPSOS") and GfK A.G. ("GfK"), each a minority owner of MMXI Europe B.V., provide panel recruitment, enumeration and operation services to MMXI Europe. Such charges were approximately $2,490,000 and $818,000, respectively, for each of IPSOS and GfK for the year ended December 31, 2001 and $3,044,000 and $975,000, respectively, for the year ended December 31, 2000. In October 2001, IPSOS exercised its right under a stock option agreement entered into at the commencement of the venture to exchange its shares of MMXI Europe for shares of Jupiter Media Metrix and ceased to be a shareholder. As of December 31, 2001, Jupiter Media Metrix owed each of IPSOS and GfK approximately $594,000 and $283,000, respectively, related to such services, and, as of December 31, 2000, approximately $1,877,000 and $296,000, respectively, was owed.

     On July 30, 2001, Jupiter Media Metrix entered into a commitment letter with Tod Johnson, Chairman of Jupiter Media Metrix, to provide to Jupiter Media Metrix a one-year, $25.0 million letter of credit. In August 2001, Mr. Johnson arranged to have such letter of credit issued by The Chase Manhattan Bank. The commitment letter obligated Jupiter Media Metrix, on a quarterly basis in arrears, to either (i) pay to Mr. Johnson an amount in cash equal to 0.25% of the amount of the letter of credit or (ii) issue warrants to Mr. Johnson to purchase 125,000 shares of Jupiter Media Metrix Common Stock. In October 2001, Jupiter Media Metrix issued warrants to purchase 125,000 shares in connection with the commitment letter. The value of the warrants was $62,500 and was charged to interest expense in the accompanying consolidated statement of operations. The commitment letter was subsequently terminated as of October 25, 2001 in connection with the proposed merger with NetRatings, Inc. (see Note 18). In addition, Jupiter Media Metrix caused the letter of credit to be terminated by The Chase Manhattan Bank.

9.  LONG-TERM DEBT

     During 2000 and 2001, Jupiter Media Metrix financed the premium due on their directors and officers liability insurance at a rate of 6% per annum. Such debt was payable in monthly principal and interest payments of $40,385, and matured in November 2001.

     In connection with the merger with Jupiter Communications, Jupiter Media Metrix assumed a convertible promissory note that matured on January 7, 2001. The promissory note was repaid in January 2001.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

10.  INCOME TAXES

     Significant components of Jupiter Media Metrix' deferred income taxes are as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
DEFERRED TAX ASSETS
Net operating loss carryforwards...........................  $55,447,000   $18,965,000
Accrued expenses...........................................    4,758,000     4,554,000
Accounts receivable reserves...............................    1,248,000     1,143,000
                                                             -----------   -----------
          Total deferred tax assets........................   61,453,000    24,662,000
DEFERRED TAX LIABILITIES
Deferred compensation......................................    3,006,000     5,443,000
Capitalized software.......................................           --     1,284,000
Amortization...............................................      688,000     1,260,000
                                                             -----------   -----------
          Total deferred tax liabilities...................    3,694,000     7,987,000
                                                             -----------   -----------
Net deferred tax assets....................................   57,759,000    16,675,000
Valuation allowance for deferred tax assets................  (57,759,000)  (16,675,000)
                                                             -----------   -----------
Net deferred income taxes..................................  $        --   $        --
                                                             ===========   ===========

     At December 31, 2001, Jupiter Media Metrix has available net operating loss carryforwards ("NOLs") of approximately $126,014,000 for Federal income tax purposes that expire in 2012 through 2021. Included in such amounts are AdRelevance and RelevantKnowledge pre-acquisition NOLs of approximately $3,550,000 and $11,000, respectively, which expire through 2013. As a result of the RelevantKnowledge acquisition in 1998, under Section 382 of the Internal Revenue Code, utilization of such NOLs will be limited to approximately $600,000 per year through 2013. Future benefits, if any, from the acquired NOLs would first reduce the intangibles acquired and then income tax expense.

     As of the respective acquisition dates, RelevantKnowledge and AdRelevance had net deferred tax assets of $4,329,000 and $800,000, respectively, with equal valuation allowances.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the NOL can be utilized and the temporary differences become deductible. Since Jupiter Media Metrix has incurred losses since inception, Jupiter Media Metrix has established full valuation allowances for deferred tax assets. The change in the valuation allowance for the years ended December 31, 2001, 2000 and 1999, excluding acquired valuation allowances, was $41,084,000, $3,452,000 and 4,053,000, respectively.

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

     In October 1998, Jupiter Media Metrix changed the provisions of all its outstanding stock options granted prior to such time by removing the requirement of the occurrence of an initial public offering before such options became exercisable. This change resulted in a new measurement date. Accordingly, Jupiter Media Metrix established, as a separate component of stockholders' equity, deferred compensation (approximately $724,000) equal to the number of options granted times the difference in their exercise price and $2.30, the estimated fair value of the common stock at the time of the new measurement date, and recorded compensation expense in 1998 of approximately $348,000 representing the portion of the deferred compensation which vested through December 31, 1998. During 2001, 2000 and 1999, $94,000, $90,000 and $123,000 of
the deferred compensation was amortized, respectively.

     On December 3, 1998, Jupiter Media Metrix issued stock options to employees to purchase 153,072 shares of common stock at $2.39 per share, which was considered to be the fair value of the common stock at that time. Soon thereafter, Jupiter Media Metrix issued shares at $10.29 per share (see Note
13); accordingly, for accounting purposes, Jupiter Media Metrix used such per share value to record an additional deferred compensation charge of $1,209,000 of which approximately $304,000, $304,000 and $361,000 was amortized in 2001, 2000 and 1999, respectively. In addition, during 1999 Jupiter Media Metrix recorded an additional $325,000 of deferred compensation related to stock options of which $82,000, $82,000 and $61,000 of the deferred compensation was amortized in 2001, 2000 and 1999, respectively.

     On July 5, 2000, Jupiter Media Metrix issued stock options to employees to purchase 712,800 shares of common stock at $23.16 per share, below fair market value, and recorded deferred compensation of $2,866,000, of which deferred compensation of $716,000 and $358,000 was amortized in 2001 and 2000, respectively. In addition, deferred compensation of $14,560,000, which represents the intrinsic value of unvested Jupiter Communications options, was recorded on September 20, 2000 in connection with the merger with Jupiter Communications, of which deferred compensation $4,640,000 and $1,604,000 was amortized in 2001 and 2000, respectively.

     Jupiter Media Metrix also recorded non-cash compensation charges amounting to approximately $26,000, $115,000 and $515,000 relating to the acceleration of the vesting provisions of certain stock options during the years ended December 31, 2001, 2000 and 1999, respectively.

                                      2001                          2000                         1999
                           ---------------------------   --------------------------   --------------------------
                             SHARES        WEIGHTED       SHARES        WEIGHTED       SHARES        WEIGHTED
                             UNDER         AVERAGE         UNDER        AVERAGE         UNDER        AVERAGE
                             OPTION     EXERCISE PRICE    OPTION     EXERCISE PRICE    OPTION     EXERCISE PRICE
                           ----------   --------------   ---------   --------------   ---------   --------------
Balance beginning of
  year...................   6,734,381       $17.50       1,838,816       $19.38         696,130       $ 1.26
Grants...................   2,983,091         3.35       1,630,321        21.10       1,047,320        32.62
Exercises................    (535,478)        0.76        (416,586)        2.09         (70,519)        1.19
Forfeitures..............  (3,299,620)       16.17        (404,844)       19.55         (56,279)        2.97
Options issued in
  connection with
  acquisitions...........          --           --       4,086,674        14.05         222,164         3.77
                           ----------                    ---------                    ---------
Balance, end of year.....   5,882,374        12.51       6,734,381        17.50       1,838,816        19.38
                           ==========                    =========                    =========
Exercisable at end of
  year...................   1,845,045       $17.00       1,802,803       $ 9.48         354,663       $ 1.17
                           ==========                    =========                    =========
Weighted-average fair
  value of options issued
  during the period......                   $ 3.39                       $17.74                       $23.07

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following tables summarize information about stock options outstanding at December 31, 2001:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE}
                                       -----------------------------------------   ----------------------------
                                                                     WEIGHTED                       WEIGHTED
                                                   AVERAGE LIFE      AVERAGE                        AVERAGE
EXERCISE PRICE RANGE                    OPTIONS     (IN YEARS)    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------------                   ---------   ------------   --------------   -----------   --------------
$0.02-0.23...........................      2,825       5.48           $ 0.23            2,130        $ 0.23
0.33-0.58............................    174,928       3.84             0.49          134,013          0.51
1.00-1.99............................  1,190,462       6.35             1.30           38,748          1.59
2.00-3.71............................    561,229       5.27             2.84          365,185          2.78
3.88-5.59............................  1,033,435       9.18             4.49            6,562          4.44
6.23-9.95............................    603,179       7.73             7.65          207,182          7.10
10.00-10.99..........................      7,000       8.91            10.02            1,914         10.02
11.25-19.36..........................    517,969       7.23            15.95          296,735         16.12
20.50-36.75..........................  1,478,259       8.31            26.25          635,459         26.58
37.00-44.75..........................     90,391       7.99            40.76           45,763         40.92
45.00-51.80..........................    222,697       7.72            46.23          111,354         46.23
                                       ---------                                    ---------
                                       5,882,374       8.01           $12.61        1,845,045        $17.00
                                       =========                                    =========

  FAIR VALUE DISCLOSURES

     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if Jupiter Media Metrix has accounted for its stock options under the fair value method of that statement. The fair value for those options granted prior to Jupiter Media Metrix' public offering was estimated using the minimum value method with the following assumptions: no dividend yield, weighted-average expected life of the option of five years, and risk-free interest rates of 4.7%, 6.1% and 6.2% for the years ended December 31, 2001, 2000 and 1999, respectively.

     For those options granted after Jupiter Media Metrix became a public entity an expected volatility factor of 377%, 98% and 97% was used for the Black-Scholes option pricing model for the years ended December 31, 2001, 2000 and 1999, respectively. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the option valuation model requires the input of highly subjective assumptions included the expected stock price volatility. Because Jupiter Media Metrix' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Jupiter Media Metrix' pro forma financial information is as follows:

                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                                2001            2000           1999
                                            -------------   ------------   ------------
Net loss applicable to common stockholders
  as reported.............................  $(519,192,530)  $(63,320,606)  $(22,017,196)
                                            =============   ============   ============
Pro forma.................................  $(529,858,264)  $(69,957,689)  $(22,973,184)
                                            =============   ============   ============
Net loss applicable to common stockholders
  per share:
As reported...............................  $      (14.62)  $      (2.63)  $      (1.34)
                                            =============   ============   ============
Pro forma.................................  $      (14.93)  $      (2.90)  $      (1.40)
                                            =============   ============   ============

12.  LEASE COMMITMENTS

     Jupiter Media Metrix leases office space in the United States and other countries. At December 31, 2001, the future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are as follows:


YEAR ENDING DECEMBER 31:
2002........................................................   $  9,746,818
2003........................................................      9,849,291
2004........................................................      9,321,727
2005........................................................      8,978,307
2006........................................................      6,512,882
Thereafter..................................................     57,001,555
                                                               ------------
Lease commitment total......................................   $101,410,580
                                                               ============

     Future minimum lease payments have not been reduced by future minimum sublease rentals of $12,337,000 under operating leases. Rent expense approximated $7,000,000, $3,000,000 and $861,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

13.  STOCKHOLDERS' EQUITY

     As disclosed in Note 3, Jupiter Media Metrix issued 14,921,856 and 134,921 shares of common stock in connection with the merger with Jupiter Communications and acquisitions of MMXI Nordic and AdRelevance in 2000, and 697,664 shares of common stock in connection with its acquisition of AdRelevance in 1999.

     On January 4, 1999, Jupiter Media Metrix issued to a foreign investor 194,380 shares of common stock at a purchase price per share of $10.29, for an aggregate purchase price of approximately $2,000,000, pursuant to a stock purchase agreement. Jupiter Media Metrix had received the proceeds from this transaction on December 31, 1998 and had recorded "common stock issuable" in its 1998 consolidated balance sheet.

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

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

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

     In July 2001, Jupiter Media Metrix purchased an exclusive, perpetual technology license for $3.0 million in cash and issued of 1,750,000 options to purchase shares of common stock in connection therewith at an exercise price of $5.00 per share. The options have been valued at $1,365,000 using the Black-Scholes option pricing model. The options were granted in two tranches, vest over a three-year period and expire on July 13, 2008. (see Note 6).

     On October 19, 2001, Jupiter Media Metrix issued warrants to purchase 125,000 shares of common stock to Tod Johnson in connection with a commitment letter dated July 30, 2001 by and between Mr. Johnson and Jupiter Media Metrix to provide to Jupiter Media Metrix a one-year, $25.0 million letter of credit. In August 2001, Mr. Johnson arranged to have such letter of credit issued by The Chase Manhattan Bank. The warrants have an exercise price of $0.01 per share and a term of 5 years from the date of issuance. The commitment letter obligated Jupiter Media Metrix, on a quarterly basis in arrears, to either (i) pay to Mr. Johnson an amount in cash equal to 0.25% of the amount of the letter of credit or (ii) issue warrants to Mr. Johnson to purchase 125,000 shares of Jupiter Media Metrix Common Stock. The commitment letter and the letter of credit were terminated as of October 25, 2001.

     Jupiter Media Metrix has reserved 10,082,117 shares of common stock for issuance upon the exercise of all outstanding options and warrants at December 31, 2001.

14.  INTERNATIONAL OPERATIONS

     In September 1999, Jupiter Media Metrix entered into a venture with GfK AG and IPSOS SA to form MMXI Europe B.V. In March 2000, in connection with Jupiter Media Metrix' acquisition of MMXI Nordic, SIFO, now known as Observer A.B., became a shareholder of MMXI Europe. In October 2001, IPSOS exercised its right under a stock option agreement entered into at the commencement of the venture to exchange its shares of MMXI Europe, representing 22.0% ownership, for shares of Jupiter Media Metrix. In connection with IPSOS' exercise of its options to exchange shares of MMXI Europe, Jupiter Media Metrix recorded additional goodwill of $44,000 during the year ended December 31, 2001. In addition, in connection with such exchange, the venture documents were terminated solely with respect to IPSOS. Jupiter Media Metrix owns 72.1%, GfK owns 19.9%, and Observer owns 8.0% of MMXI Europe.

     In December 1999, Jupiter Media Metrix formed Media Metrix Japan KK, now known as Jupiter Media Metrix Japan KK, as a wholly owned subsidiary. Effective January 1, 2000, Jupiter Media Metrix entered into a venture with Marketing Intelligence Corporation, now known as Intage, to own and operate Jupiter Media Metrix K.K. in Japan, of which Jupiter Media Metrix owns 72% and Intage owns 28%. In November 2001, Jupiter Media Metrix and Intage entered into a Termination Agreement with respect to the termination of operations of Japan and the termination of the venture agreements. Japan ceased operations as of December 31, 2001 and is currently being liquidated.

     In January 2000, Jupiter Media Metrix, through its wholly owned subsidiary MMXI Holdings, Inc., entered into a venture with ComQuest Research Inc. ("ComQuest") to form Media Metrix Canada Co. In December 2001, MMXI Holdings purchased all shares of Media Metrix Canada Co. held by ComQuest and terminated all of the venture documents.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     Effective January 1, 2000, Jupiter Media Metrix acquired the Internet audience measurement business operated by Observer in Sweden (see Note 3).

     Effective January 1, 2000, Jupiter Media Metrix entered into a venture with IPSOS to form JMXI Latin America B.V. ("JMXILA"), a Netherlands company pursuant to which Jupiter Media Metrix owned 51% and IPSOS owned 49% of JMXILA. In October 2001, IPSOS exercised its right under a stock option agreement entered into at the commencement of the venture to exchange its shares of JMXILA for shares of Jupiter Media Metrix. In connection with IPSOS' exercise of its options to exchange shares of JMXILA, Jupiter Media Metrix recorded additional goodwill of $26,000 during the year ended December 31, 2001. In addition, in connection with such exchange, the venture documents were terminated. As of December 31, 2001, JMXILA and Media Metrix Brasil Ltda., of which JMXILA owns 99% and MMXI Holdings, Inc. owns 1%, ceased operations and are being liquidated.

     In March 2000, Jupiter Media Metrix entered into a venture with AMR to form Media Metrix Pty. Limited Australia. Jupiter Media Metrix owned 51% and AMR owned 49% of the company. Effective March 30, 2001, Jupiter Media Metrix sold its majority interests in Australia to Brian Fine Holdings 2 Pty. Limited, an affiliate of AMR.

     In September 2000, MMXI Europe entered into a venture with IHA Institut fur Marketanalysen ("IHA"), an affiliate of GfK to form MMXI Switzerland GmbH, a Swiss company. MMXI Europe owns 19.9% and IHA owns 80.1% of the company.

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

     Currently, Jupiter Media Metrix operates in three business segments. Its business units include Measurement (which includes the Media Metrix, AdRelevance and LiveMetrix business units), which offer clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media, as well as real-time website traffic data; Jupiter Research, which provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, a provider of conferences focusing on the global digital economy.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following tables present information about Jupiter Media Metrix' operating segments:

                                                    YEAR ENDED DECEMBER 31, 2001
                                          -------------------------------------------------
                                                                      JUPITER      EVENTS
                                            TOTAL     MEASUREMENT*   RESEARCH**   AND OTHER
                                          ---------   ------------   ----------   ---------
                                                           (IN THOUSANDS)
Revenues................................  $  89,172     $43,587       $42,200      $ 3,385
Cost of revenues........................     41,524      17,979        14,271        9,274
                                          ---------     -------       -------      -------
Gross profit............................     47,648     $25,608        27,929      $(5,889)
                                                        =======       =======      =======
Non-allocated expenses..................   (566,841)
                                          ---------
Net loss................................  $(519,193)
                                          =========

                                                    YEAR ENDED DECEMBER 31, 2000
                                          -------------------------------------------------
                                                                      JUPITER      EVENTS
                                            TOTAL     MEASUREMENT   RESEARCH**    AND OTHER
                                          ---------   -----------   -----------   ---------
                                                           (IN THOUSANDS)
Revenues................................  $  77,778     $51,829       $17,238      $8,711
Cost of revenues........................     32,752      20,955         7,181       4,615
                                          ---------     -------       -------      ------
Gross profit............................     45,026     $30,874        10,057      $4,096
                                                        =======       =======      ======
Non-allocated expenses..................   (108,347)
                                          ---------
Net loss................................  $ (63,321)
                                          =========

---------------

 * Includes information for LiveMetrix since its launch in October 2001.

** All research personnel compensation is charged to Jupiter Research. No allocation is made for research personnel involved in Jupiter Events.

     The following table presents revenue information about Jupiter Media Metrix by geographic area:

                                                              YEAR ENDED DECEMBER 31,}
                                                              -------------------------
                                                                 2000           2000
                                                              ----------     ----------
                                                                   (IN THOUSANDS)
United States...............................................   $72,319        $66,656
International (principally Europe)..........................    16,853         11,122
                                                               -------        -------
                                                               $89,172        $77,778
                                                               =======        =======

     There were no material international revenues for the year ended December 31, 1999. There are no significant long-lived assets outside the United States. In addition, Jupiter Media Metrix has not allocated its assets to the reportable segments.

16.  RESTRUCTURING AND OTHER CHARGES

     In January 2001, Jupiter Media Metrix announced and began to implement a restructuring plan. Jupiter Media Metrix' goal was to significantly reduce operating expenses by realigning resources around its core product initiatives, and the reductions of sales and marketing, product development, administrative and technology expenses. As part of this restructuring plan, Jupiter Media Metrix implemented a workforce reduction of approximately 8%, consolidated or closed excess and duplicate facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures) and cancelled 12 conferences scheduled during 2001.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     In May 2001, Jupiter Media Metrix continued its restructuring and announced and began to implement a second restructuring plan. Jupiter Media Metrix desired to expand on the reduction in operating expenses achieved in the restructuring announced in January and accelerate the reductions seen in sales and marketing, product development and administrative and technology expenses. As part of the second restructuring plan, Jupiter Media Metrix implemented an additional workforce reduction of approximately 18%, consolidated or closed additional facilities in the United States, abandoned certain property, equipment and improvements (principally leasehold improvements associated with such facility closures)and cancelled 3 additional conferences scheduled during 2001.

     In September 2001, Jupiter Media Metrix further continued its restructuring and announced and began to implement a third restructuring plan. Jupiter Media Metrix reorganized its management structure and desired to achieve a greater reduction in operating expenses, as well as a further acceleration of the reductions seen in sales and marketing, product development, administrative and technology expenses in the previously announced restructuring plans. As part of the third restructuring plan, Jupiter Media Metrix implemented a further workforce reduction of approximately 28%, abandoned additional property, equipment and improvements (principally leasehold improvements associated with facility closures) and cancelled two additional conferences scheduled during 2001 and one conference scheduled during 2002 and decided to discontinue certain operations. The January, May and September 2001 restructuring plans resulted in a charge of approximately $51.3 million recorded during the year ended December 31, 2001.

     During the year ended December 31, 2001, the restructuring charge included $8.2 million related to severance and other employee costs associated with the elimination of approximately 480 positions across a number of business functions, job categories and regions. Costs associated with the employee terminations included severance pay, accrued bonus payments, medical and other benefits. The restructuring charge also included $37.7 million for facilities that were consolidated or closed, including offices in New York, Atlanta, Los Altos, Berkeley, San Francisco and London. This amount includes a portion of the remaining contractual obligations under facility leases from the date of closure to the end of the lease term, as well as a write-down of leasehold improvements in connection with the closure or consolidation of such facilities. Jupiter Media Metrix continued to record monthly rent expense on these facilities as an operating expense until the facilities were closed. In addition, Jupiter Media Metrix recorded approximately $869,000 of restructuring charges related to the discontinuation of certain international operations, panel shutdown costs and cancellation of a note receivable.

     During the year ended December 31, 2001, Jupiter Media Metrix also recorded approximately $2.7 million in other charges related to the cancellation of scheduled conferences by its Events business unit, primarily consisting of cancellation fees charged by facility providers and other vendors, and wrote down approximately $1.9 million of abandoned equipment.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following table sets forth the restructuring activity and other charges during the year ended December 31, 2001:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2001
                                                              -----------------
Termination payments to employees and other related costs...     $ 8,163,000
Lease cancellations and commitments and related write-down
  of property, plant and equipment..........................      37,682,000
Discontinuation of certain international operations and
  shutdown costs............................................         869,000
                                                                 -----------
Total restructuring.........................................      46,714,000
Write-down of abandoned equipment...........................       1,869,000
Other costs: conference cancellation fees...................       2,676,000
                                                                 -----------
Total other charges.........................................       4,545,000
                                                                 -----------
          Total.............................................     $51,259,000
                                                                 ===========

     Of the total restructuring and other charges recorded of $51.3 million during the year ended December 31, 2001, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, leaving an accrual of $28.5 million at December 31, 2001, of which $20.3 million is related to severance and lease payments due after one year and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $8.1 million is expected to be paid out in 2002, $2.2 million in 2003, $1.4 million in 2004, $1.5 million in 2005, $1.4 million in 2006 and the remaining $13.9 million from 2007 to 2015.

17.  WRITE-OFF OF INVESTMENTS

     During the year ended December 31, 2001, Jupiter Media Metrix recorded a loss of approximately $5.5 million in connection with the write-off of two investments of Jupiter Communications. Such write-offs include a loss of $2.0 million on Jupiter Communications' investment in Powerful Media, Inc. and a loss of $3.5 million on Jupiter Communications' investment in Strategic Intelligence Pte. Limited, a Singapore corporation.

18.  PROPOSED MERGER WITH NETRATINGS

     On October 25, 2001, Jupiter Media Metrix announced that it had entered into an Agreement and Plan of Merger, dated as of October 25, 2001, (the "Merger Agreement"), with NetRatings, Inc. ("NetRatings"), and its acquisition subsidiary, Sonoma Acquisition Corp., LLC ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub was to be merged with and into Jupiter Media Metrix (the "Proposed Merger"), with Jupiter Media Metrix continuing as the surviving corporation. In connection with the Merger Agreement, Jupiter Media Metrix and NetRatings had also entered into Loan and Security Agreement dated as of October 25, 2001 (the "Loan and Security Agreement") under which NetRatings agreed to lend Jupiter Media Metrix up to $25.0 million in $5.0 million increments, subject to specified conditions.

     On October 25 , 2001, Jupiter Media Metrix terminated the standby letter of credit arrangement entered into on July 30, 2001 with Mr. Tod Johnson which had been replaced by the Loan and Security Agreement and amended its stockholders' rights plan to provide, among other things, that no person or entity would be considered to be an "acquiring person" under the stockholders' rights plan by reason of any transaction contemplated by the Merger Agreement.

     On December 7, 2001, Jupiter Media Metrix and NetRatings received a request for additional information from the Federal Trade Commission in connection with it antitrust review of the Proposed

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

Merger. Effective January 18, 2002, Jupiter Media Metrix and NetRatings amended the Merger Agreement to permit, among other matters, the continued prosecution of the its patent litigation against NetRatings during the pendency of the antitrust review by the Federal Trade Commission.

     On February 18, 2002, after the Federal Trade Commission had expressed its intention to seek an injunction against the Proposed Merger and any loans under the Loan and Security Agreement, Jupiter Media Metrix and NetRatings mutually terminated the Merger Agreement.

19.  EMPLOYEE BENEFIT PLANS

     Jupiter Media Metrix sponsors a defined contribution plan for eligible employees under Section 401(k) of the Internal Revenue Code. Eligible employees are allowed to have made on their behalf, through salary reduction, a deferred salary contribution up to 15% of their earnings, subject to Internal Revenue Service limitations. Jupiter Media Metrix makes matching employer contribution to the plan on a discretionary basis on employee deferrals up to 5.5% of compensation. Matching contributions under such plan approximated $640,000 and $534,000 for the years ended December 31, 2001 and 2000, respectively.

     During 2000, Jupiter Media Metrix adopted the Jupiter Media Metrix 2000 Employee Stock Purchase Plan ("ESPP"). The purpose of the ESPP was to provide eligible employees of Jupiter Media Metrix with a means to acquire shares of its common stock at a discount through payroll deductions. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 426 of the Internal Revenue Code. During the year ended December 31, 2001, Jupiter Media Metrix issued 50,572 shares of common stock in accordance with the ESPP. As of December 31, 2001, Jupiter Media Metrix terminated participation in the ESPP following its final plan period of the year.

                                                                     SCHEDULE II

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                     ADDITIONS                                   BALANCE
                                        BALANCE AT   CHARGED TO   CHARGED TO                     AT END
                                        BEGINNING    COSTS AND       OTHER                         OF
DESCRIPTION                             OF PERIOD     EXPENSES    ACCOUNTS(A)   DEDUCTIONS(B)    PERIOD
-----------                             ----------   ----------   -----------   -------------   ---------
                                                                 (IN THOUSANDS)
Reserves and allowances deducted from
  assets to which they apply:
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 2001..........    $2,597       $7,318           --         $6,877        $3,038
Year ended December 31, 2000..........    $  500       $  191       $2,330         $  424        $2,597
Year ended December 31, 1999..........    $  220       $  387           --         $  107        $  500

---------------

(a) Reserves acquired in connection with mergers and acquisitions.

(b) Write-offs of amounts against allowance provided.