Form 10-K/A
period 2001-12-31
JUPITER MEDIA METRIX INC
filed 2002-04-30
CIK 1039446

\                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                             ----------  ----------
                        COMMISSION FILE NUMBER 000-25943

                           JUPITER MEDIA METRIX, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                11-3374729
          (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

             21 ASTOR PLACE, 6TH FLOOR                         10003
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

         As of April 15, 2002, there were 35,880,531 shares of the registrant's Common Stock, $.01 par value, outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,806,077 (based on the last reported sale price on the NASDAQ National Market on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE
    None

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

                                EXPLANATORY NOTE

         This Amendment No. 1 to Annual Report on Form 10-K is filed with the Securities and Exchange Commission solely for the purpose of revising and restating the following items in their entirety (other than as expressly set forth to the contrary herein). Such revisions include the information required to be provided under Items 10, 11, 12 and 13 of Part III, which the Registrant had planned to incorporate by reference to its definitive proxy statement for the 2002 Annual Meeting of Stockholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth, as of April 15, 2002, the name, age and position of each of our executive officers and directors.

NAME                                         AGE                   POSITION
----                                         ---                   --------
Tod Johnson..........................        57       Chairman of the Board of Directors
Gene DeRose..........................        39       Vice-Chairman of the Board of Directors
Robert Becker........................        48       Chief Executive Officer; Director
Kurt Abrahamson......................        40       President, Jupiter Research; Director
Jean Robinson........................        45       Chief Financial Officer
Robert Kavner........................        58       Director
Stig Kry.............................        73       Director
James Mortensen......................        77       Director
Randy Pausch.........................        41       Director

INFORMATION CONCERNING EXECUTIVE OFFICERS AND DIRECTORS

         TOD JOHNSON. Mr. Johnson has been our Chairman of the Board since April 1997 and served as our Chief Executive Officer until July 2001. He has been involved in managing our measurement business since our inception as a division of The NPD Group, Inc. He is the principal shareholder of NPD and has served as the Chairman and Chief Executive Officer of NPD since 1971. He has also served as Chairman of the Advertising Research Foundation and was the Founding Co-Chairman of the Council for Marketing and Opinion Research. Mr. Johnson received a B.S. and an M.S. from Carnegie Mellon University.

         GENE DEROSE. Mr. DeRose has served as our Vice Chairman of the Board since September 2000. Mr. DeRose also served as our President and Chief Operating Officer from September 2000 to March 2001 and served as President from March 2001 until September 2001. Prior to the Media Metrix merger with Jupiter Communications, Mr. DeRose served as Chairman of the Board of Jupiter Communications from July 1999 until September 2000, Chief Executive Officer of Jupiter Communications from November 1996 until September 2000 and as President of Jupiter Communications from its inception to November 1996. Throughout 1994, prior to the formation of Jupiter Communications, Mr. DeRose was the President of the sole proprietorship which pre-dated the formation of Jupiter Communications. Mr. DeRose is a board member of MOUSE, a nonprofit organization that provides volunteer technical manpower to New York City's public schools, and also serves on the Advisory Board of the Markle Foundation's E-mail For All campaign, an initiative that encourages the use of new communications technologies for socially beneficial purposes. Mr. DeRose received a B.A. from the University of Virginia. Mr. DeRose is the son-in-law of Robert Kavner.

         ROBERT BECKER. Mr. Becker has served as our Chief Executive Officer since July 2001. Mr. Becker has also served as one of our directors since July 2001. Prior to joining us, he served as Chairman and Chief Executive Officer of Infosis Corp., a business-to-business Internet services provider, from March 1999 to November 2000. From April 1985 to April 1998, Mr. Becker held a number of senior executive positions at The Thomson Corporation, a worldwide information and publishing company, including President and Chief Executive Officer of Thomson Intellectual Property and Automotive Group, President and Chief Executive Officer of Thomson & Thomson, Inc. and President and Chief Executive Officer of Thomson Transport Press, Inc. Mr. Becker received a B.S. from Marquette University and an M.B.A. from the University of Connecticut.

         KURT ABRAHAMSON. Mr. Abrahamson has served as President, Jupiter Research since September 2001 and as one of our directors since September 2000. Prior to September 2001, Mr. Abrahamson served as our Group President. Prior to the Media Metrix merger with Jupiter Communications, Mr. Abrahamson served as President and Chief Operating Officer of Jupiter Communications from November 1996 and as a director of Jupiter Communications from July 1999 until September 2000. From 1994 to November 1996, Mr. Abrahamson served as Managing Director of Jupiter Communications. Between October 1989 and his joining Jupiter Communications in 1994, Mr. Abrahamson served as Principal Analyst for the Harvey M. Rose Corporation, a management consulting firm. Mr. Abrahamson received a B.A. from Cornell University and an M.A. from the John F. Kennedy School of Government at Harvard University.

         JEAN ROBINSON. Jean Robinson has served as our Chief Financial Officer since September 2000. Ms. Robinson served as Chief Financial Officer of Jupiter Communications, Inc. from March 1999 until September 2000 when Jupiter Communications merged with Media Metrix. From January 1983 to January 1999, Ms. Robinson held various corporate finance positions at J.P. Morgan & Co. Incorporated, including Vice President, Equity Capital Markets from June 1993 to January 1999. Ms. Robinson received a B.A. from Smith College and an M.B.A. from Columbia University.

         ROBERT KAVNER. Mr. Kavner has served as one of our directors since September 2000 and as a director of Jupiter Communications from July 1999 until the Media Metrix merger with Jupiter Communications. Since March 2001, Mr. Kavner has been a private investor. From December 1998 to March 2001, Mr. Kavner served as Vice Chairman of Idealab, Inc., an incubator for starting and growing Internet businesses. From September 1996 to December 1998, he was President and Chief Executive Officer of On Command Corporation, a supplier of entertainment and information services to the lodging industry. From June 1994 to September 1996, he was an independent venture capitalist. From May 1984 to June 1994, he held a number of senior level positions at AT&T Corporation, including CEO of the Multimedia Products and Services Group and President of the Data Systems Division. Prior to his work at AT&T, Mr. Kavner was a Partner at Coopers & Lybrand, L.L.P. and was Co-Chairman of the firm's information industry practice. Mr. Kavner serves on the Board of Directors of FleetBoston Financial Corporation, Earthlink Networks, Inc. and Overture Services, Inc., where he serves as Chairman of the Board. He received a B.S. from Adelphi University and attended the Advanced Management Program at Dartmouth University. Mr. Kavner is the father-in-law of Gene DeRose.

         STIG KRY. Mr. Kry has served as one of our directors since April 1997. Mr. Kry has been employed by Kurt Salmon Associates, Inc., a management consulting firm, since 1958, holding various positions, including Chief Executive Officer from 1975 to 1987 and his current position as Chairman Emeritus since 1993. He is a director of Osh Kosh B'Gosh, Inc., as well as several private companies. Mr. Kry is a member of The NPD Group, Inc.'s Board of Advisors. Mr. Kry received a degree in textile engineering from NKI, Skolan, Stockholm, Sweden.

         JAMES MORTENSEN. Mr. Mortensen has been one of our directors since April 1997. Mr. Mortensen has been a private consultant since 1982. From 1957 to 1982, he held various positions at Young & Rubicam Inc., including Chief Financial Officer, Vice Chairman and Chair of the Executive Committee. Mr. Mortensen is a member of The NPD Group, Inc.'s Board of Advisors. Mr. Mortensen attended University of Denver.

         RANDY PAUSCH. Mr. Pausch has served as one of our directors since May 2000. He has been a Professor of Computer Science, Human-Computer Interaction, and Design at Carnegie Mellon University since 1997, and the co-director of Carnegie Mellon University's Entertainment Technology Center since 1998. From 1995 to 1997, Mr. Pausch was on sabbatical with the Walt Disney Imagineering Virtual Reality Studio, where he consulted on interactive theme park attractions. Mr. Pausch has also been a consultant to Xerox Palo Alto Research Center since 1989. Mr. Pausch received a B.S. in Computer Science from Brown University and a Ph.D. in Computer Science from Carnegie Mellon University.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the members of our Compensation Committee is or has been an officer or employee. No interlocking relationships exist between the board of directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of our executive officers or directors serves on the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our Board or Compensation Committee. The Compensation Committee is currently composed of Mr. Pausch and Mr. Mortensen.

DIRECTOR COMPENSATION

         We reimburse our directors for customary and reasonable expenses incurred in connection with their attendance at meetings of the Board. In addition, our Amended and Restated 2000 Equity Incentive Plan provides that each individual who joins the Board as a non-employee board member automatically receives a grant of an option to purchase 15,000 shares of common stock at the time of his or her commencement of Board services. The 2000 Plan also provides that, on the date of each annual meeting of stockholders at which a nonemployee director is re-elected, each such non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 15,000 shares of common stock, provided that such non-employee Board member has not received the initial grant of options discussed above within 180 days of the annual meeting of stockholders at which such non-employee board member is re-elected. These options vest immediately with respect to 25% of the shares covered thereby and 2.083% on the last day of each month thereafter for 36 months during continued service on the Board.

         In June 2001, each of Jim Mortensen and Randy Pausch received a onetime grant of options to purchase 15,000 shares of common stock on the same general terms as the automatic option grants described above. Such options were granted at an exercise price $1.48, the closing price on the date of grant.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the aggregate compensation paid by us to our Chief Executive Officer and to the four most highly compensated executive officers (the "Named Executive Officers") for services rendered in all capacities to us for the years ended December 31, 2001, 2000 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                                                OTHER ANNUAL         SECURITIES
                                                     ANNUAL COMPENSATION      COMPENSATION (2)   UNDERLYING OPTIONS
                                                     -------------------      ----------------   ------------------
NAME AND PRINCIPAL POSITION               YEAR       SALARY       BONUS(1)
---------------------------               ----       ------       --------
Tod Johnson(3).........................   2001           --            --      $    --                 --
     Chairman and Former Chief            2000           --            --      180,000                 --
     Executive Officer                    1999           --            --      180,000                 --

Robert Becker(4).......................   2001     $160,468      $175,000           --          1,050,000
     Director and Chief Executive         2000           --            --           --                 --
     Officer                              1999           --            --           --                 --

Kurt Abrahamson(5).....................   2001     $200,070     $  50,000           --             40,000
     Director and President, Jupiter      2000      180,300        59,950           --             42,570
     Research                             1999      172,500       100,000           --             47,300

Jean Robinson(6).......................   2001     $195,827            --           --             40,000
     Chief Financial Officer and Chief    2000      188,100       $63,250           --             47,300
     Administrative Officer               1999      170,000        67,300           --             80,410

Will Hodgman(7)........................   2001     $202,475            --           --             15,000
     President, AdRelevance               2000      156,346       $13,450           --             30,000
                                          1999       32,292            --           --                 --

(1) Bonuses earned in the 2001 fiscal year have not been paid to date.

(2) The aggregate amount of perquisites and other personal benefits provided to each executive officer listed above is less than the lesser of $50,000 and 10% of such officer's total annual salary and bonus.

(3) Compensation for Mr. Johnson's services as Chief Executive Officer prior to 2001 was paid under our amended and restated management services agreement with NPD (see Certain Relationships and Related Transactions). Effective January 2001, Mr. Johnson and NPD agreed to forego payment for Mr. Johnson's services under the agreement. NPD was reimbursed $180,000 in 2000 and 1999 for Mr. Johnson's services, plus expenses. Mr. Johnson served as our Chief Executive Officer until July 2001.

(4) Mr. Becker joined us as our Chief Executive Officer in July 2001.

(5) Salary for 2000 includes $122,200 paid by Jupiter Communications in 2000 prior to the Merger. Compensation for 1999 solely reflects amounts paid by Jupiter Communications. Option figures reflect the exchange of options to purchase shares of Jupiter common stock for shares of the Company's common stock.

(6) Salary for 2000 includes $131,250 paid by Jupiter in 2000 prior to the Merger. Compensation for 1999 solely reflects amounts paid by Jupiter. Ms. Robinson joined Jupiter as Chief Financial Officer in March 1999. Option figures reflect the exchange of options to purchase shares of Jupiter common stock for shares of the Company's common stock.

(7) Salary for 1999 represents salary paid following our acquisition of our AdRelevance subsidiary in October 1999. We sold the assets of our AdRelevance subsidiary in April 2002. In connection with the closing of the asset sale, Mr. Hodgman resigned his position as President, AdRelevance.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning stock option grants made to each of the Named Executive Officers during the year ended December 31, 2001. We did not grant any stock appreciation rights during the year ended December 31, 2001.

                              INDIVIDUAL GRANTS(1)

                                            PERCENTAGE
                                             OF TOTAL                                  VALUE AT ASSUMED ANNUAL
                                NUMBER OF     OPTIONS                                    RATES OF STOCK PRICE
                               SECURITIES   GRANTED TO                                 APPRECIATION FOR OPTION
                               UNDERLYING    EMPLOYEES    EXERCISE                             TERM(3)
                                 OPTIONS     IN FISCAL   PRICE (PER    EXPIRATION      -----------------------
NAME                             GRANTED       YEAR       SHARE)(2)       DATE           5%            10%
----                             -------       ----       ---------       ----       ---------     -----------
Tod Johnson                           --          --            --               --         --              --
Robert Becker                  1,050,000        35.2%        $1.27         07/12/11  $ 838,631     $ 2,125,256
Kurt Abrahamson                   40,000         1.3          4.50         03/08/11    113,201         286,874
Jean Robinson                     40,000         1.3          4.50         03/08/11    113,201         286,874
Will Hodgman                      15,000         0.5          4.50         03/08/11     42,450         107,578

(1) Each option represents the right to purchase one share of common stock and generally vests at a rate of 25% after one year from the date of grant and 2.083% each month thereafter.

(2) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by our board of directors on the date of grant. In each of the grants above, the fair market value was determined based on the last reported sales price of the Company's common stock on the NASDAQ National Market on the date of grant.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercise depend on the future performance of the common stock. The amounts reflected in the table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table provides information concerning the value of unexercised options held by each of the Named Executive Officers as of December 31, 2001.

                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                  OPTIONS AT DECEMBER 2001        FISCAL YEAR-END
                                ---------------------------  ---------------------------
     NAME                       EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
     ----                       -----------   -------------  -----------   -------------
Tod Johnson                      --             --            --            --
Robert Becker                    --             1,050,000     --            $399,000
Kurt Abrahamson                  42,865         87,005        --            --
Jean Robinson                    73,021         94,689        --            --
Will Hodgman                     7,500          37,500        --            --

(1) Value is defined as the fair market price of the Company's common stock at December 31, 2001, less the exercise price. On December 31, 2001, the last trading day of the year, the last reported sales price of a share of the Company's common stock on the NASDAQ National Market was $1.65.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         In July 2001, we entered into an employment agreement with Robert Becker, our Chief Executive Officer. The employment agreement has an initial term of three years, subject to automatic one-year renewal terms, unless terminated at least 90 days prior to the end of the then-current term. The employment agreement provides that Mr. Becker will receive an initial annual base salary of $350,000, subject to appropriate increases at the discretion of our board of directors. During the term, Mr. Becker is entitled to receive a discretionary bonus amount of up to 75% of his base salary then in effect, based on the achievement of certain performance objectives. For calendar year 2001, Mr. Becker is entitled to receive a guaranteed bonus equal to 50% of his base salary then in effect. For any subsequent calendar year, Mr. Becker is entitled to receive a guaranteed bonus equal to 30% of his base salary then in effect. In addition, Mr. Becker was granted options to purchase 1,050,000 shares of common stock at an exercise price of $1.27, the closing price of the common stock on the date of grant. These options vest with respect to 25% of the shares covered thereby the first annual anniversary of the date of grant and in 36 equal monthly installments thereafter, in each case, as long as he remains employed with Jupiter Media Metrix.

         The employment agreement for Robert Becker provides that if he dies, becomes disabled or is terminated by us for "due cause," we will pay to Mr. Becker or his legal representative any base salary accrued and unpaid to the date of such death disability or termination. In the case of death or disability, Mr. Becker or his legal representative will also receive the pro rated portion of any guaranteed bonus earned through the date of death or termination and any payments or benefits due under our policies or benefit plans. If we terminate Mr. Becker's employment without due cause, we will be required to, in addition to the amounts indicated above, (i) pay the base salary and bonus for eighteen months, (ii) pay an additional 30% of Mr. Becker's total salary for eighteen months and (iii) accelerate the vesting of all unvested options and permit Mr. Becker to exercise such accelerated options up to the anniversary of the termination date.

         In March 2002, Mr. Becker and the Company signed an agreement pursuant to which Mr. Becker agreed to forfeit his right to receive any severance payment under his employment agreement in exchange for the right to receive performance incentives following the successful completion of specific asset sales that result in significant proceeds to the Company.

         In September 2000, we entered into an employment agreement with Kurt Abrahamson. The employment agreement has an initial term of three years, subject to automatic one-year renewal terms, unless terminated at least 90 days prior to the end of the then-current term. The employment agreement provides that Mr. Abrahamson will receive an initial annual base salary of $200,000, subject to appropriate increases at the discretion of the Compensation Committee of the board. During the term, Mr. Abrahamson is entitled to receive a guaranteed bonus equal to 25% of his base salary then in effect and a discretionary bonus amount of up to 15% of his base salary then in effect, based on the achievement of certain performance objectives. In addition, Mr. Abrahamson was granted options to purchase 42,570 shares of common stock at an exercise price of $17.71, the closing price of the common stock on the date of grant. These options vest with respect to 25% of the shares covered thereby on September 20, 2001 and in 36 equal monthly installments thereafter, in each case, as long as he remains employed with Jupiter Media Metrix.

         In March 2002, Mr. Abrahamson and the Company signed an agreement pursuant to which Mr. Abrahamson agreed to forfeit his right to receive any severance payment under his employment agreement in exchange for the right to receive performance incentives following the successful completion of specific asset sales that result in significant proceeds to the Company.

         In September 2000, we entered into an employment agreement with Jean Robinson. The employment agreement has an initial term of three years, subject to automatic one-year renewal terms, unless terminated at least 90 days prior to the end of the then-current term. The employment agreement provides that Ms. Robinson will receive an initial annual base salary of $195,000, subject to appropriate increases in the discretion of the Compensation Committee of the board. During the term, Ms. Robinson is entitled to receive a discretionary bonus amount of up to 40% of her base salary then in effect, based on the achievement of certain performance objectives. In addition, Ms. Robinson was granted options to purchase 23,650 shares of common stock at an exercise price of $17.71, the closing price of the common stock on the date of grant. These options vest with respect to 25% of the shares covered thereby on September 20, 2001 and in 36 equal monthly installments thereafter, in each case, as long as she remains employed with Jupiter Media Metrix.

         In March 2002, Ms. Robinson and the Company signed an agreement pursuant to which Ms. Robinson agreed to forfeit her right to receive any severance payment under her employment agreement in exchange for the right to receive performance incentives following the successful completion of specific asset sales that result in significant proceeds to the Company.

         The employment agreements for Kurt Abrahamson and Jean Robinson provide that if the executive dies, becomes disabled or is terminated by us for "due cause," we will pay to such executive or the executive's legal representative the base salary and, except in the case of termination for due cause, to the extent approved by the Compensation Committee of the board, bonus amounts, in all cases, accrued and unpaid to the date of such death, disability or termination. If we terminate the executive's employment without due cause, we will be required to (i) pay the base salary for eighteen months or until the expiration date of the employment agreement, whichever is longer, and
(ii) accelerate the vesting of all unvested options and permit the executive to exercise such accelerated options up to the anniversary of the termination date.

         All of the options awarded by us to the Named Executive Officers during the year ended December 31, 2001 provide that, in the event that we are acquired by merger, asset sale or sale of more than 50% of our voting securities by the stockholders, each outstanding option which is not to be assumed by the successor corporation will immediately become exercisable for all the option shares, and all outstanding unvested shares will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Except as otherwise indicated, the following table sets forth information with respect to beneficial ownership of our common stock as of April 15, 2002 by:

         - each person known by us to beneficially own more than 5% of our common stock;

         -        our named executive officers;

         -        each of our directors; and

         -        all of our executive officers and directors as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Unless otherwise indicated, the address for those listed below is c/o Jupiter Media Metrix, Inc., 21 Astor Place, 6th Floor, New York, New York 10003. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such persons that are exercisable within 60 days of April 15, 2002, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 35,880,531 shares of common stock outstanding as of April 15, 2002.

                                                                                              Shares Beneficially
                                                                                                     Owned
                                                                                                     -----
                      NAME OF BENEFICIAL OWNER                                         Number                Percent
                      ------------------------                                         ------                -------
Tod Johnson (1)..................................................                    5,282,014                14.7%
The NPD Group, Inc. (2)..........................................                    4,294,514                12.0%
Wellington Management Company, LLP (3)...........................                    2,200,000                 6.1%
Gene DeRose (4)..................................................                    1,520,040                 4.2%
Kurt Abrahamson (5)..............................................                      829,458                 2.3%
Robert Kavner (6)................................................                      215,620                 *
Jean Robinson (7)................................................                      118,819                 *
James Mortensen (8)..............................................                       61,036                 *
Stig Kry (9).....................................................                       37,333                 *
Randy Pausch (10)................................................                       18,750                 *
Robert Becker....................................................                            0                 *
All directors and executive officers as a group (9 persons)(11)..                    8,083,070                22.2%

---------------------
* Indicates less than one percent of the common stock.

(1) Includes 4,294,514 shares of our common stock owned by The NPD Group, Inc. ("NPD") of which Mr. Johnson is the principal shareholder and Chief Executive Officer. Of the 4,294,514 shares of our common stock owned by NPD, 150,836 shares of the common stock are required to be sold to certain present or former employees or advisors of NPD upon the exercise of options granted on such shares pursuant to an NPD benefit plan. Also includes 125,000 shares issuable upon the exercise of warrants. The address of Mr. Johnson is c/o The NPD Group, Inc., 900 West Shore Road, Port Washington, NY 11050.

(2) Includes 150,836 shares of our common stock are required to be sold to certain present or former employees or advisors of

         NPD upon the exercise of options granted on such shares pursuant to an NPD benefit plan. The address of NPD is 900 West Shore Road, Port Washington, NY 11050.

(3) Information as to the holdings of Wellington Management Company, LLP ("Wellington") is based upon a report on Schedule 13G filed with the Securities and Exchange Commission on February 12, 2002. The report indicates that Wellington is an investment adviser registered under the Investment Advisers Act of 1940. Such report indicates that Wellington, it its capacity as an investment adviser, may be deemed to own 2,200,000 shares owned of record by its clients, with shared dispositive power with respect to 2,200,000 shares and the right to direct the vote of 650,000 shares held by its clients. The address for Wellington is 75 State Street, Boston, MA 02109.

(4)      Includes 42,570 shares issuable upon the exercise of options.

(5)      Includes 79,698 shares issuable upon the exercise of options.

(6)      Includes 26,420 shares issuable upon the exercise of options.

(7)      Includes 114,584 shares issuable upon the exercise of options.

(8) Includes 20,000 shares held indirectly in Mr. Mortensen's individual retirement account and 32,227 shares issuable upon the exercise of options.

(9)      Includes 34,333 shares issuable upon the exercise of options.

(10)     All shares are issuable upon the exercise of options.

(11) Includes 473,582 shares issuable upon the exercise of options and warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANAGEMENT SERVICES AGREEMENT

         We entered into a management services agreement with NPD and Tod Johnson on September 30, 1998. Mr. Johnson is the Chief Executive Officer and principal stockholder of NPD. Services which NPD provides to us or has provided to us under the agreement include:

         - support of the operation and administration of our panel, including recruitment, operation and compensation of the panel;

         -        access to panelists in NPD's panels;

         -        data capture and editing of data;

         -        data base structuring and storage of data;

         -        processing of reports and client support;

         - provision of systems support and development as mutually agreed upon;

         - provision of computer time, storage and printing as reasonably necessary in connection with the provision of the services specified in the preceding items;

         -        support in connection with client service and sales;

         -        office space and facilities within NPD leased facilities; and

         -        the provision of NPD's hardware ownership survey.

         The management services agreement may be terminated by either party with 90 days' prior written notice. When the management services agreement is terminated, NPD will provide us a copy of all data and documentation in its possession and developed during the performance of the services relating to our business, and a perpetual, royalty-free, non-forfeitable license to such data and documentation with respect to operation of our panel.

         As compensation for the services provided by NPD, we pay NPD on a monthly basis an amount equal to all expenses reasonably incurred by NPD in the performance of its duties under the management services agreement, plus 105% of the sum of (1) the amount of NPD's overhead allocable to us and (2) service charges such as computer rent, mail handling and printing and postage. NPD charged us approximately $2.0 million under the management services agreement in 2001 compared to $3.0 million in 2000 and $2.7 million in 1999.

         On May 12, 1999, we and NPD amended and restated the management services agreement to provide that NPD will be reimbursed $15,000 per month, or $180,000 per year, for Mr. Johnson's services, plus reimbursement for expenses. Effective January 2001, Mr. Johnson and NPD agreed to forego payment for Mr. Johnson's services under the agreement, and, accordingly, NPD was not reimbursed for Mr. Johnson's services in 2001. Mr. Johnson provided services to NPD in addition to those related to us and was compensated for those services.

SERVICES AGREEMENT

         We entered into a services agreement with NPD as of September 30, 1998, which replaced a prior services agreement having substantially similar terms. Under this agreement, we granted NPD and its affiliates access to our databases for any business purpose of NPD, provided that NPD or its affiliates' use of the databases is not in direct competition with our business. We also granted NPD a non-exclusive license to use certain computer software owned by us which is used for Internet audience measurement. In addition, we agreed not to license our software to anyone else who will use the software to compete with NPD. Under the terms of the services agreement, we receive a monthly fee of $2,500 plus expenses. In 2001, we received an aggregate of $30,000 in fees and no reimbursed expenses. The services agreement is terminable by mutual consent of the parties or on 120 days' prior written notice by either party.

LICENSE AGREEMENT

         We entered into a license agreement dated as of November 5, 1998 with NPD, which replaced a prior license agreement having substantially similar terms. NPD granted us an exclusive, nontransferable worldwide license to use certain NPD computer software. NPD provides certain support services for the software, including the provision of updates and error corrections. This software enables us to construct our databases from the data collected from our panelists. We pay NPD licensing fees of $11,000 per month payable quarterly, or $132,000 per year. In 2001, we paid NPD an aggregate of $132,000 in licensing fees. NPD may terminate the license by written notice upon (a) our failure to pay the license fees after 30 days opportunity to cure, (b) any of our representations having been materially incorrect when made, (c) our material breach of the agreement after 30 days opportunity to cure, (d) our bankruptcy, performance by us of our obligations becoming unlawful, or (f) any change in law affecting our ability to perform our obligations. The license is terminable by us upon 90 days' prior written notice to NPD.

LEASE ARRANGEMENTS

         We entered into a sublease agreement dated as of March 1, 2000 with NPD for the sixth floor of 352 Park Avenue South, New York, New York. Under this agreement, NPD will sublease to us the entire sixth floor of 352 Park Avenue South. The sublease shall last for a term of ten years. Under the sublease, we pay to NPD an annual rent of $391,000 for the first five years of the term and $414,000 for the remainder of the term. Annual rent is equal to the amount paid by NPD under their lease with the owner of 352 Park Avenue South.

         NPD entered into a sublease agreement dated as of March 28, 2001 with us for the seventh floor of 250 Park Avenue South, New York, New York. Under this agreement, we will sublease to NPD the entire seventh floor of 250 Park Avenue South. The sublease has a term of 38 months. Under the sublease, NPD pays us an annual rent in the amount of $320,000.

RESEARCH SERVICE AGREEMENT

         We enter into agreements from time to time with NPD for the provision of online survey services in connection with primary research studies conducted by our Jupiter Research division. Pursuant to such agreements, we commit to a minimum number of surveys to be conducted. During 2001, we paid NPD $144,000 for such services.

OTHER

         Robert Kavner, one of Jupiter Media Metrix' directors, is also a director of FleetBoston Financial Corporation and Overture Services, Inc. Overture Services, Inc. and two affiliates of FleetBoston Financial Corporation have contracts with us. Robertson Stephens, Inc., an affiliate of FleetBoston, acted as financial advisor to us with our proposed acquisition by NetRatings and serves as our current financial advisor.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JUPITER MEDIA METRIX, INC.


                                           By: /s/ Robert Becker
                                              ----------------------------------
                                              Name:    Robert Becker
Date:   April 30, 2002                        Title:   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2002.

/s/ Tod Johnson
------------------------------                               Chairman
Tod Johnson

------------------------------                               Vice Chairman
Gene DeRose

/s/ Robert Becker
------------------------------                               Director and Chief Executive Officer (Principal
Robert Becker                                                Executive Officer)

/s/ Kurt Abrahamson
------------------------------                               Director and President, Jupiter Research
Kurt Abrahamson

/s/ Jean Robinson
------------------------------                               Chief Financial Officer (Principal Financial and
Jean Robinson                                                Accounting Officer)

/s/ Robert Kavner
------------------------------                               Director
Robert Kavner

/s/ Stig Kry
------------------------------                               Director
Stig Kry

/s/ James Mortensen
------------------------------                               Director
James Mortensen

------------------------------                               Director
Randy Pausch