Form 10-Q
period 2002-03-31
JUPITER MEDIA METRIX INC
filed 2002-05-15
CIK 1039446

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE PERIOD ENDED MARCH 31, 2002

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

                           21 ASTOR PLACE, 6TH FLOOR
                               NEW YORK, NY 10003
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 (212) 780-6060
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE.
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [X]     No  [ ]

     As of May 8, 2002, there were 35,880,531 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           JUPITER MEDIA METRIX, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited)...............    2
           Consolidated Balance Sheets -- March 31, 2002 and December
              31, 2001...............................................    2
           Consolidated Statements of Operations -- Three Months
              Ended March 31, 2002 and 2001..........................    3
           Consolidated Statement of Stockholders' Equity -- Three
              Months Ended
              March 31, 2002.........................................    4
           Consolidated Statements of Cash Flows -- Three Months
              Ended March 31, 2002 and 2001..........................    5
           Notes to Consolidated Financial Statements................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   11
Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....   17

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   24
Item 2.  Changes in Securities and Use of Proceeds...................   24
Item 3.  Defaults Upon Senior Securities.............................   24
Item 4.  Submission of Matters to a Vote of Security Holders.........   24
Item 5.  Other Information...........................................   24
Item 6.  Exhibits and Reports on Form 8-K............................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   7,418     $  14,920
  Marketable securities.....................................         --         1,003
  Accounts receivable, less allowance for doubtful accounts
     of $2,813 in 2002 and $3,038 in 2001...................     12,337        18,492
  Prepaid expenses and other current assets.................      1,954         2,777
                                                              ---------     ---------
Total current assets........................................     21,709        37,192
Property and equipment at cost, net.........................     22,532        24,773
Goodwill....................................................     16,149        51,042
Other intangibles, net......................................      3,883         5,109
Restricted cash and other assets............................      7,827         7,730
                                                              ---------     ---------
Total assets................................................  $  72,100     $ 125,846
                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  26,403     $  28,969
  Due to related parties....................................        575         1,364
  Advance billings to clients...............................     11,977        14,770
                                                              ---------     ---------
Total current liabilities...................................     38,955        45,103
Long-term restructuring liabilities and other...............     22,711        23,085
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
     10,000,000 in 2002 and 2001, none issued and
      outstanding...........................................         --            --
  Common stock, $.01 par value -- shares authorized:
     150,000,000 in 2002 and 2001; shares issued and
      outstanding: 35,876,640 in 2002 and 35,869,051 in
      2001..................................................        359           359
  Additional paid-in capital................................    684,078       684,623
  Accumulated other comprehensive loss......................         64           132
  Accumulated deficit.......................................   (669,026)     (620,624)
  Deferred compensation.....................................     (5,041)       (6,832)
                                                              ---------     ---------
Total stockholders' equity..................................     10,434        57,658
                                                              ---------     ---------
Total liabilities and stockholders' equity..................  $  72,100     $ 125,846
                                                              =========     =========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Revenues:
  Measurement...............................................  $  5,897    $ 14,280
  Research services.........................................     4,695      14,296
  Events and other..........................................       164         987
                                                              --------    --------
Total revenues..............................................    10,756      29,563
Cost of revenues............................................     5,880      13,759
                                                              --------    --------
Gross profit................................................     4,876      15,804
Operating expenses:
  Research and development..................................     3,365       5,420
  Sales and marketing.......................................     3,804      11,703
  General and administrative................................     8,726      12,412
  Amortization of deferred compensation and other
     stock-based compensation...............................     1,241       1,453
  Amortization of intangibles...............................       220      27,454
  Restructuring and other charges...........................        --      13,825
                                                              --------    --------
Total operating expenses....................................    17,356      72,267
                                                              --------    --------
Loss from operations........................................   (12,480)    (56,463)
Minority interests..........................................        --       1,867
Loss on sale of subsidiary..................................        --        (664)
Interest and other income (expense), net....................       (22)      1,096
                                                              --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (12,502)    (54,164)
Cumulative effect of change in accounting principle.........   (35,900)         --
                                                              --------    --------
Net loss....................................................  $(48,402)   $(54,164)
                                                              ========    ========
Basic and diluted net loss per share:
  Loss before cumulative effect of change in accounting
     principle..............................................  $  (0.35)   $  (1.53)
  Cumulative effect of change in accounting principle.......     (1.00)         --
                                                              --------    --------
Net loss....................................................  $  (1.35)   $  (1.53)
                                                              ========    ========
Shares used in the calculation of basic and diluted net loss
  per share.................................................    35,874      35,327
                                                              ========    ========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            ACCUMULATED
                             COMMON STOCK     ADDITIONAL       OTHER                                        TOTAL
                            ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED     DEFERRED     STOCKHOLDERS'
                            SHARES   AMOUNT    CAPITAL         LOSS          DEFICIT     COMPENSATION      EQUITY
                            ------   ------   ----------   -------------   -----------   ------------   -------------
CONSOLIDATED BALANCE AT
  DECEMBER 31, 2001.......  35,869    $359     $684,623        $132         $(620,624)     $(6,832)       $ 57,658
Comprehensive loss:
  Net loss................      --      --           --          --           (48,402)          --         (48,402)
  Unrealized loss on
     marketable
     securities...........      --      --           --           9                --           --               9
  Foreign currency
     translation..........      --      --           --         (77)               --           --             (77)
                                                                                                          --------
Total comprehensive
  loss....................      --      --           --          --                --           --         (48,470)
Exercise of options.......       8      --            5          --                --           --               5
Amortization of deferred
  compensation............      --      --           --          --                --        1,241           1,241
Reversal of deferred
  compensation of options
  forfeited...............      --      --         (550)         --                --          550              --
                            ------    ----     --------        ----         ---------      -------        --------
CONSOLIDATED BALANCE AT
  MARCH 31, 2002..........  35,877    $359     $684,078        $ 64         $(669,026)     $(5,041)       $ 10,434
                            ======    ====     ========        ====         =========      =======        ========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(48,402)   $(54,164)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Restructuring and other charges...........................        --      13,825
  Loss on sale of subsidiary................................        --         664
  Cumulative effective of change in accounting principle....    35,900          --
  Loss on disposal of fixed assets..........................       305          --
  Realized loss on sale of marketable securities............         9          --
  Provision for bad debts...................................       325         769
  Depreciation and amortization of property and equipment...     2,408       2,750
  Amortization of deferred compensation and other
     stock-based compensation...............................     1,241       1,428
  Acceleration of vesting on options........................        --          25
  Amortization of intangibles...............................       220      27,454
  Minority interests........................................        --      (1,867)
  Deferred rent.............................................       227         379
  Changes in operating assets and liabilities
     Receivables............................................     5,819       1,076
     Prepaid expenses and other current assets..............       818        (602)
     Accounts payable and accrued liabilities...............    (3,179)     (4,619)
     Advance billings to clients............................    (2,806)     (4,011)
     Due to related parties.................................      (792)     (2,432)
                                                              --------    --------
Net cash used in operating activities.......................    (7,907)    (19,325)
                                                              --------    --------
INVESTING ACTIVITIES
Sale (purchase) of marketable securities....................     1,002       4,570
Additions to property and equipment.........................      (472)     (5,920)
Security deposits...........................................       (96)       (819)
                                                              --------    --------
Net cash provided by (used in) investing activities.........       434      (2,169)
                                                              --------    --------
FINANCING ACTIVITIES
Repayment on long term debt.................................        --        (351)
Proceeds from exercise of stock options.....................         5         284
Contributions from minority interests.......................        --       1,890
                                                              --------    --------
Net cash provided by financing activities...................         5       1,823
                                                              --------    --------
Effect of exchange rate changes on cash.....................       (34)        591
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    (7,502)    (19,080)
Cash and cash equivalents at beginning of period............    14,920      74,133
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  7,418    $ 55,053
                                                              ========    ========
SUPPLEMENTAL INFORMATION
Interest paid...............................................  $      7    $     22
                                                              ========    ========

                            See accompanying notes.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements for Jupiter Media Metrix, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     The auditor's report on the foregoing consolidated financial statements of the Company for the fiscal year ended December 31, 2001 states that because of operating losses and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Certain balances in prior year have been reclassified to conform to the current year presentation.

B. RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 2001, the Company announced and implemented a series of restructuring plans which resulted in a charge of approximately $51.3 million. The Company's goal was to significantly reduce operating expenses by realigning resources around its core product initiatives, and by reducing sales and marketing, product development, administrative and technology expenses. The restructuring charge included $8.2 million related to severance and other employee costs associated with the elimination of approximately 480 positions across a number of business functions, job categories and regions. Costs associated with the employee terminations included severance pay, medical and other benefits. The restructuring charge also included $37.7 million for facilities that were consolidated or closed, including offices in New York, Atlanta, Los Altos, Berkeley, San Francisco and London. This amount includes a portion of the remaining contractual obligations under facility leases from the date of closure to the end of the lease term, as well as a write-down of leasehold improvements in connection with the closure or consolidation of such facilities. The Company continued to record monthly rent expense on these facilities as an operating expense until the facilities were closed. In addition, the Company recorded approximately $869,000 of restructuring charges related to the discontinuation of certain international operations, panel shutdown costs and cancellation of a note receivable.

     The Company also recorded approximately $2.7 million in other charges related to the cancellation of scheduled conferences by its Events business unit, primarily consisting of cancellation fees charged by facility providers and other vendors, and wrote down approximately $1.9 million of abandoned equipment during the year ended December 31, 2001.

     During the three months ended March 31, 2002, the Company did not record additional restructuring and other charges.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     Of the total $51.3 million of restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $1.8 million was paid during the three months ended March 31, 2002, leaving an accrual of $26.7 million at March 31, 2002, $6.3 million is expected to be paid out during the remainder of 2002, $2.2 million in 2003, $1.4 million in 2004, $1.5 million in 2005, $1.4 million in 2006 and the remaining $13.9 million from 2007 to 2015.

C. ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Finite lived intangibles will continued to be amortized over their estimated useful lives. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company completed its phase one impairment analysis during the current quarter, which indicated that the carrying value was greater than the fair value and that an impairment existed. The Company also completed the second phase of the testing during the first quarter of 2002 using the market approach to determine the fair value which resulted in an impairment charge of $34.9 million. In addition, the Company completed its testing of intangible assets using discounted cash flows and recorded an impairment on a trademark of $1.0 million. The impairment charges have been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations. Of the total impairment charges of $35.9 million, $9.0 million relates to the AdRelevance reporting unit, $15.7 million to the Jupiter research unit and the remaining $11.2 million to the events unit. The Company will complete its annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001 (in thousands):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Net loss before cumulative effective of accounting change:
  As reported...............................................  $(12,502)   $(54,164)
  Goodwill and indefinite-lived intangibles amortization....        --      27,454
                                                              --------    --------
  As adjusted...............................................  $(12,502)   $(26,710)
                                                              ========    ========
Basic and diluted loss per common share before cumulative
  effective of accounting change:
  As reported...............................................  $  (0.35)   $  (1.53)
                                                              --------    --------
  As adjusted...............................................  $  (0.35)   $  (0.76)
                                                              ========    ========

     The following table reflects the components of trademarks and other intangible assets as of March 31, 2002 (in thousands):

                                                      GROSS CARRYING   ACCUMULATED
                                                          AMOUNT       AMORTIZATION    NET
                                                      --------------   ------------   ------
Amortized intangible assets:
  LiveTechnology License............................      $4,365           $582       $3,783
Non-amortized intangible assets:
  Trademarks........................................      $  100             --          100
                                                          ------           ----       ------
                                                          $4,465           $582       $3,883
                                                          ======           ====       ======

     Effective April 30, 2002, the Company terminated the LiveTechnology license (see Note E).

D. SEGMENT INFORMATION

     During the three months ended March 31, 2002, the Company operated in three business segments. Its business units included Measurement, which offers clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provides business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, a provider of conferences focusing on the global digital economy. In April 2002, the Company decided to sell and sold substantially all of the assets of its advertising measurement division, AdRelevance. (See Note E).

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     The following tables present information about Jupiter Media Metrix' operating segments for the three months ended March 31, 2002 and 2001 (in thousands):

                                                   THREE MONTHS ENDED MARCH 31, 2002
                                               ------------------------------------------
                                                                        JUPITER
                                                TOTAL     MEASUREMENT   RESEARCH   EVENTS
                                               --------   -----------   --------   ------
Revenues.....................................  $ 10,756     $5,897       $4,695    $ 164
Cost of revenues.............................     5,880      3,443        1,973      464
                                               --------     ------       ------    -----
Gross Profit.................................     4,876     $2,454       $2,722    $(300)
                                                            ======       ======    =====
Non-allocated expenses.......................   (17,378)
                                               --------
Loss before cumulative effect of change in
  accounting principle.......................   (12,502)
Cumulative effect of change in accounting
  principle..................................    35,900
                                               --------
Net loss.....................................  $(48,402)
                                               ========

                                                   THREE MONTHS ENDED MARCH 31, 2001
                                             ---------------------------------------------
                                                                      JUPITER     EVENTS
                                              TOTAL     MEASUREMENT   RESEARCH   AND OTHER
                                             --------   -----------   --------   ---------
Revenues...................................  $ 29,563     $14,280     $14,296     $   987
Cost of revenues...........................    13,759       5,859       4,472       3,428
                                             --------     -------     -------     -------
Gross Profit...............................    15,804     $ 8,421     $ 9,824     $(2,441)
                                                          =======     =======     =======
Non-allocated expenses.....................   (69,968)
                                             --------
Net loss...................................  $(54,164)
                                             ========

E. SUBSEQUENT EVENTS

     In April 2002, the Company decided to sell and sold substantially all of the assets of its advertising measurement division, AdRelevance, to NetRatings, Inc. for a total purchase price of $8.5 million. The purchase price is subject to certain potential post-closing adjustments.

     Effective April 30, 2002, the Company discontinued offering its LiveMetrix product and terminated its exclusive reseller agreement with LiveTechnology Holdings, Inc. ("LiveTech") and license to the underlying technology. In exchange for the payment of $275,000 and the transfer of certain equipment to LiveTech, the Company terminated the remaining cash license fee of approximately $1.8 million owed to LiveTech and cancelled options held by LiveTech to purchase 1,750,000 shares of the Company's common stock.

     On May 3, 2002, the Company entered into a lease termination agreement with its landlord for leased space at 21 Astor Place, New York, New York. Pursuant to the terms thereof, the Company relinquished a $4.5 million letter of credit to secure the lease and has prepaid rent through August 15, 2002 of approximately $1.1 million.

     On May 7, 2002 the Company entered into a Settlement Agreement and Intellectual Property Agreement with NetRatings, Inc. pursuant to which it agreed to discontinue the Company's pending patent infringement lawsuit against NetRatings and to transfer to NetRatings the Company's patents for computer use tracking in exchange for the payment of $15.0 million. In addition, as part of the settlement, NetRatings has granted the Company a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in its domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings will be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. For 2003, 2004 and the period of January 1 through June 30, 2005, the annual fee, payable quarterly, will be $1.5 million, $1.75 million and $1 million, respectively.

                  JUPITER MEDIA METRIX, INC. AND SUBSIDIARIES

     In a separate transaction on May 7, 2002, the Company entered into an Asset Purchase Agreement with NetRatings pursuant to which NetRatings acquired certain assets of the Company's European operations for $2.0 million. In connection with the foregoing sale of certain of its European Internet audience measurement assets, the Company also agreed to purchase the equity interests held by its two remaining partners in its European joint venture for a total of $560,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations with the unaudited financial statements and the notes to the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this Quarterly Report on Form 10-Q, and in other reports and documents filed from time to time with the Securities and Exchange Commission. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     Jupiter Media Metrix is a provider of innovative and comprehensive research and measurement products and services that analyze the impact of the Internet and new technologies on commerce and marketing. Our current services include Media Metrix, Jupiter Research and Jupiter Events. Media Metrix offers clients a broad range of products and services that collect audience data and measure new media usage on the Internet and other digital media. Jupiter Research provides clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data. Jupiter Events hosts conferences focusing on the global digital economy. In April 2002, we sold substantially all of the assets of our AdRelevance unit, which specialized in the automated retrieval and delivery of online advertising data. In addition, in April 2002, we discontinued offering our LiveMetrix product, which delivered continuous, in-depth analysis of traffic on a client's Web site and advertising campaign data. Finally, in May 2002, we sold certain of our Internet audience measurement assets in Europe and purchased the remaining minority interests in our European joint ventures.

     Our revenues consist of measurement products and services, research services and events and other revenues. Prior to our merger with Jupiter Communications in September 2000, our revenues were derived solely from our measurement products and services.

     Our measurement offerings for the first quarter of 2002, which consisted of the products and services from the Media Metrix, AdRelevance and LiveMetrix units, included both syndicated measurement products and customized measurement products. Our syndicated measurement products have historically been sold on an annual subscription basis. Contracts for our syndicated measurement products are usually non-cancelable and non-refundable. During the three months ended March 31, 2002, syndicated measurement products accounted for approximately 96.6% of our measurement revenues, while customized measurement products and services accounted for approximately 3.4%. We recognize revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services are recognized in the period in which the product or service is delivered.

     Our research offerings, which consist of the products and services from our Jupiter Research unit, are a combination of proprietary written analysis, supporting data and access to our research analysts. As with our syndicated measurement products, we typically sell our Jupiter Research products on an annual subscription basis. Jupiter Research contracts are generally non-cancelable and non-refundable. We recognize revenues for our Jupiter Research products and services over the term of the related contract as services are provided. During the three months ended March 31, 2002, syndicated research products accounted for 98.1% of our research revenues, while 1.9% was from the sale of custom research products. Revenues from these services are recognized upon the sale of the study or completion of the project.

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

     Our client base, which totaled approximately 1,120 client contracts at March 31, 2002, is highly diversified and includes companies in the advertising, financial services, technology and Internet, media, telecommunications, retail, travel, consumer products and professional service industries.

     We currently offer our Media Metrix products in the United States and Canada and our Jupiter Research products in North America and Europe. In addition, we license our brand names and certain products to a reseller in Australia. During the past year, we discontinued our Media Metrix operations in a number of international markets. In July 2001, we decided to discontinue our Internet audience measurement service in Argentina due to adverse economic conditions in that country. In October and November 2001, we also announced our decision to discontinue operations in Japan, Brazil, Denmark and Norway, which operations have all currently terminated. In May 2002, we sold certain assets of our European Internet audience measurement operations to NetRatings, Inc., thereby discontinuing our Internet audience measurement operations in the remainder of Europe.

     In connection with the sale of our European Internet audience measurement contracts, we also agreed to purchase the equity interests held by our two remaining partners in our European joint venture for a total of $560,000. Previously, we had purchased the shares of Media Metrix Canada that were owned by ComQUEST Research. In addition, in October 2001, IPSOS converted its shares of both MMXI Europe and JMXI Latin America into shares of our common stock. As a result of these transactions, we are the sole shareholder in our Canadian subsidiary and Latin American subsidiaries, which have discontinued operations, and upon consummation of the transaction with our European joint venture partners, will be the sole shareholder in our European subsidiaries, which have discontinued operations.

     We have incurred significant losses from operations since our inception. We incurred losses from operations of $12.5 million in the three months ended March 31, 2002, $516.4 million in 2001 and $75.5 million in 2000. As of March 31,
2002, we had an accumulated deficit of $669.0 million.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements under GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Estimates have been made by management in several areas, including, but not limited to, accounts receivable allowances, valuation of long-lived and intangible assets and restructuring reserves. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and review valuations based on estimates for reasonableness and conservatism on a consistent basis. Actual results may differ materially from these estimates under different assumptions or conditions.

     Other than that discussed below, no other changes in accounting policies took place in the three months ended March 31, 2002.

     As discussed in Note C to the financial statements, we adopted FASB Statement 142, Goodwill and Other Intangible Assets, as of January 1, 2002 and have performed the required impairment tests of goodwill and indefinite lived intangible assets and have recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the three months ended March 31, 2002.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of revenues:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               2002      2001
                                                              ------    ------
Revenues:
  Measurement...............................................    54.8%     48.3%
  Research services.........................................    43.7      48.4
  Events and other..........................................     1.5       3.3
                                                              ------    ------
Total revenues..............................................   100.0     100.0
Cost of revenues............................................    54.7      46.5
                                                              ------    ------
Gross profit................................................    45.3      53.5
Operating expenses:
  Research and development..................................    31.3      18.3
  Sales and marketing.......................................    35.4      39.6
  General and administrative................................    81.1      42.0
  Amortization of deferred compensation and other
     stock-based compensation...............................    11.5       4.9
  Amortization of intangibles...............................     2.0      92.9
  Restructuring and other charges...........................      --      46.8
                                                              ------    ------
Total operating expenses....................................   161.3     244.5
                                                              ------    ------
Loss from operations........................................  (116.0)   (191.0)
Minority interests..........................................      --       6.3
Loss on sale of subsidiary..................................      --      (2.2)
Interest and other income, net..............................    (0.2)      3.7
                                                              ------    ------
Loss before change in accounting principle..................  (116.2)   (183.2)
Cumulative effect of change in accounting principle.........  (333.8)       --
                                                              ------    ------
Net loss....................................................  (450.0)%  (183.2)%
                                                              ======    ======

 Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Revenues. Revenues decreased 63.6% to $10.8 million for the three months ended March 31, 2002 from $29.6 million for the three months ended March 31, 2001. Sales of syndicated measurement products and services accounted for approximately 96.6% of measurement revenues for the three months ended March 31, 2002 as compared to 97.3% for the three months ended March 31, 2001. Sales of customized measurement products and services accounted for the remaining measurement revenues in the three months ended March 31, 2002 and 2001. Sales of syndicated research products and services accounted for approximately 98.1% of research revenues for the three months ended March 31, 2002 as compared to 97.1% for the three months ended March 31, 2001. Sales of customized research products and services accounted for the remaining research revenues in the three months ended March 31, 2002 and 2001. The remaining revenues were attributed to our events business unit. The decrease in total revenues is primarily due to a significant decrease in the number of customers and a substantial decline in the amount of, and price for, our products and services purchased by our customers.

     Cost of Revenues. Cost of revenues consists primarily of costs associated with the recruitment and maintenance of our panels, data collection, costs associated with our research analysts, event costs and production costs. Panel and data collection costs include costs associated with mailing and printing, incentives, help desk and associated personnel. Production costs include printing, report distribution costs and personnel costs. Gross profit was $4.9 million for the three months ended March 31, 2002, or 45.3% of revenues. Gross profit was $15.8 million for the three months ended March 31, 2001, or 53.5% of revenues. The decrease in gross profit in absolute dollars and as a percentage of revenues for the three months ended March 31, 2002 over the prior period was due to the costs of our international operations and a decrease in measurement and research revenues without a commensurate (or proportionate) decrease in cost of revenues due to fixed costs.

     Research and Development. Research and development costs consist primarily of personnel and other related costs attributable to the development of new products and services. All research and development costs have been expensed as incurred. Research and development costs were $3.4 million for the three months ended March 31, 2002, or 31.3% of revenues. Research and development costs were $5.4 million for the three months ended March 31, 2001, or 18.3% of revenues. The increase in research and development costs as a percentage of revenues for the three months ended March 31, 2002 was due primarily to revenues decreasing at a faster rate than the decrease in research and development personnel costs, consulting costs and depreciation.

     Sales and Marketing. Sales and marketing costs consist of salaries, bonuses, commissions, travel and expenses, promotional costs, and other costs incurred in marketing and selling our products and services. Sales and marketing costs were $3.8 million for the three months ended March 31, 2002, or 35.4% of revenues. Sales and marketing costs were $11.7 million for the three months ended March 31, 2001, or 39.6% of revenues. The decrease in absolute dollars and as a percentage of revenues was due primarily to revenues decreasing at a slower rate than our sales and marketing expenditures.

     General and Administrative. General and administrative costs consist primarily of personnel, lease payments for our facilities, telephone and utilities and professional services fees. General and administrative costs were $8.7 million for the three months ended March 31, 2002, or 81.1% of revenues. General and administrative costs were $12.4 million for the three months ended March 31, 2001, or 42.0% of revenues. The increase as a percentage of revenues was due primarily to a decrease in revenues without a commensurate (or proportionate) decrease in our general and administrative expenditures.

     Amortization of Deferred Compensation and Other Stock-based
Compensation. Amortization of deferred compensation and other stock-based compensation of $1.2 million for the three months ended March 31, 2002 and $1.5 million for the three months ended March 31, 2001 represents a non-cash compensation expense recorded in connection with stock options granted in 2001, 2000 and 1999 and the acceleration of the vesting provisions of certain stock options resulting in a new measurement date.

     Amortization of Intangibles. Amortization charges of $220,000 for the three months ended March 31, 2002 represent the amortization of intangibles with finite lives. In connection with the adoption of FASB Statement 142, as of January 1, 2002, goodwill and indefinite-lived intangibles are no longer amortized. Amortization charges of $27.5 million for the three months ended March 31, 2001 represent the amortization of intangibles acquired in our mergers with Jupiter Communications of $21.8 million and RelevantKnowledge of $435,000, and our acquisitions of AdRelevance of $4.7 million and MMXI Nordic of $602,000.

     Restructuring and Other Charges. During the three months ended March 31, 2002, we incurred no restructuring and other charges. During the three months ended March 31, 2001, we incurred $13.8 million in restructuring and other charges in connection with our corporate restructuring and reduction in work force during the period. Such restructuring charges include $1.1 million of costs and liabilities associated with employee terminations, $11.2 million related to lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, and $1.5 million in cancellation charges in connection with our cancellation of scheduled events.

     Loss from Operations. Loss from operations was $12.5 million for the three months ended March 31, 2002, or 116.0% of revenues. Loss from operations was $56.5 million for the three months ended March 31, 2001, or 191.0% of revenues. Loss from operations in terms of absolute dollars and as a percentage of revenues was lower in the three months ended March 31, 2002 due primarily reductions in operating expenses resulting from the implementation of our restructuring plans in 2001 and a reduction in amortization of intangibles expense during the three months ended March 31, 2002 due to the adoption of FASB Statement 142.

     Minority Interests. Minority interests consist of the loss related to our partners' interests in our foreign subsidiaries. Minority interests were $1.9 million for the three months ended March 31, 2001. In connection with the closure of our international operating subsidiaries, the acquisition of the remaining interests in our international subsidiaries held by our international partners with minority interests and the expressed intention of our remaining international partners with minority interests to discontinue their contributions to such subsidiaries, we no longer record the loss related to our partners' interests in our remaining foreign subsidiaries as minority interests.

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

     Interest and Other Income (Expense), net. Interest and other income, net of interest expense, was $(22,000), or (0.2%), for the three months ended March 31, 2002, as compared to $1.1 million, or 3.7% of revenues, for the three months ended March 31, 2001. The decrease in interest income was due to a decrease in our overall cash and cash equivalents and a decrease in the interest rates for investments.

     Cumulative effect of change in accounting principle. In connection with our adoption of FASB Statement 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 and the performance of the required impairment tests of goodwill and indefinite lived intangible assets, we recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, Jupiter Communications' and RelevantKnowledge's cash on hand at the time of the respective mergers, cash from operations and the proceeds of public offerings and cash from the disposition of assets. On May 12, 1999, we completed the initial public offering of 3,250,000 shares of our common stock for gross proceeds of $55.3 million, and net proceeds of $49.4 million. On October 29, 1999, we completed a secondary offering of 3,000,000 shares of our common stock. Of the shares offered, Jupiter Media Metrix sold 1,500,000 shares and 1,500,000 shares were sold by existing stockholders. Gross proceeds to Jupiter Media Metrix were $75.8 million, and net proceeds to Jupiter Media Metrix were $71.1 million.

     Net cash used in operating activities was $7.9 million for the three months ended March 31, 2002, compared to $19.3 million for the three months ended March 31, 2001. The variance for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily due to a lower net loss for the quarter due to the restructuring activities initiated in 2001.

     Net cash provided by investing activities was $434,000 for the three months ended March 31, 2002, compared to net cash used in investing activities of $2.2 million for the three months ended March 31, 2001. Cash provided by investing activities for the three months ended March 31, 2002 was due primarily to the sale of marketable securities of $1.0 million offset by the addition of property and equipment of $472,000 and security deposits of $96,000. Cash used in investing activities for the three months ended March 31, 2001 was due primarily to the addition of property and equipment of $5.9 million and security deposits of $819,000, offset by the sale of marketable securities of $4.6 million.

     Net cash provided by financing activities was $5,000 for the three months ended March 31, 2002 compared to $1.8 million for the three months ended March 31, 2001. Cash provided by financing activities for the three months ended March 31, 2002 was due to the proceeds received from the exercise of stock options of $5,000. Cash provided by financing activities for the three months ended March 31, 2001 was due primarily to contributions received from minority interests of $1.9 million and to the proceeds received from the exercise of stock options of $284,000, offset by the repayment of long term debt of $351,000.

     During the year ended December 31, 2001, we recorded restructuring and other charges of $51.3 million. Of the total restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. We recorded no additional restructuring charges during the three months ended March 31, 2002. Of the $28.5 million accrual remaining at December 31, 2001, $1.8 million was paid during the three months ended March 31, 2002, $6.3 million is expected to be paid out during the remainder of 2002, $2.2 million in 2003, $1.4 million in 2004, $1.5 million in 2005, $1.4 million in 2006 and the remaining $13.9 million from 2007 to 2015.

     We lease office space in the United States and other countries. At March 31, 2002, our future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are $7.3 million for the remainder of 2002, $9.8 million for 2003, $9.3 million for 2004, $9.0 million for 2005, $6.5 million for 2006 and $57.0 million thereafter. Future minimum lease payments have not been reduced by future minimum sublease rentals of $11.8 million under operating leases. Rent expense approximated $7,000,000, $3,000,000 and $861,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In May 2002, we entered into a lease termination agreement with our landlord for our leased space at 21 Astor Place, New York, New York. Pursuant to the terms thereof, we relinquished a $4.5 million letter of credit to secure the lease and have prepaid rent through August 15, 2002 of approximately $1.1 million. The effect of this termination is to reduce our future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year to $3.4 million for 2002, $4.7 million for 2003, $4.9 million for 2004, $5.0 million for 2005, $3.2 million for 2006 and $46.3 million thereafter.

     As of March 31, 2002, we had $7.4 million of cash and cash equivalents. In addition, at March 31, 2002, we held approximately $6.6 million of cash in accounts collateralizing letters of credit issued in lieu of security deposits under our real estate leases of which $4.5 million relates to the Astor Place lease which was terminated in May 2002. In April 2002, we sold our advertising measurement division, AdRelevance, to NetRatings, Inc. for a purchase price of $8.5 million in cash, subject to certain adjustments as set forth in the purchase agreement. In May 2002, we settled our patent infringement lawsuit against NetRatings for $15.0 million and sold certain assets of our European operations to NetRatings for $2.0 million, approximately $560,000 of which was used to purchase the equity interests held by our two remaining partners in our European joint venture. We currently anticipate that operating expenses will continue to be a material use of our cash resources.

     We have incurred net losses of $519.2 million, $63.3 million and $21.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and incurred additional net losses of $48.4 million during the three months ended March 31, 2002. In addition, we also had a working capital deficiency of $17.2 million at March 31, 2002. In response to these losses, working capital deficiency and the termination of our proposed merger with NetRatings, Inc. in February 2002, we retained a financial advisor to explore strategic alternatives for us, which include the sale of one or more business units, a debt or equity financing or the sale of the entire company. As described in the preceding paragraph, in April 2002, we sold our advertising measurement division to NetRatings, Inc. for a purchase price of $8.5 million in cash, subject to certain adjustments as set forth in the purchase agreement and, in May 2002, settled our patent infringement lawsuit against NetRatings for $15.0 million and sold certain assets of our European operations to it for $2.0 million, approximately $560,000 of which was used to purchase the equity interests held by our two remaining partners in our European joint venture. We continue to explore the possible disposition of other assets or business units and other ways in which to recognize substantial value. In addition as part of the settlement, NetRatings has granted us a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in our domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings will be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. For 2003, 2004 and the period of January 1 through June 30, 2005, the annual fee, payable quarterly, will be $1.5 million, $1.75 million and $1 million, respectively. As a result, we anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2003, although there can be no assurance in this regard. If we fail to obtain additional debt or equity financing

(which may not be available on acceptable terms, or at all), or if we fail to sell additional assets or commence a winding down of operations, we may not have sufficient capital to meet our future needs following the second quarter of 2003. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We conduct business on a limited basis internationally through our international subsidiaries. In the future, we may consider utilizing derivative instruments to mitigate the risk of foreign currency exchange rate fluctuation. Currently, we manage our level of exposure by denominating international sales and payment of related expense in the foreign subsidiaries' local currency.

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

     Our business and financial results are dependent on our ability to attract and retain subscribers to our measurement and research products. Our subscription renewal rates for our online measurement and research products have declined significantly in the last year. Due to concerns regarding our ability to continue operations, our subscription renewal rates may continue to decline as our customers may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly. In the three months ended March 31, 2002, our client contract base diminished from approximately 1,300 to 1,120. The number of clients or the number of products and services for which our clients subscribe may continue to decrease in the future.

  Our available cash may not be sufficient to meet anticipated cash needs for working capital and capital expenditures.

     We have incurred net losses of $519.2 million, $63.3 million and $21.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, and incurred additional net losses of $48.4 million during the three months ended March 31, 2002. In addition, we also had a working capital deficiency of $17.2 million at March 31, 2002. We anticipate that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through the second quarter of 2003, although there can be no assurance in this regard. In response to these losses, working capital deficiency and the termination of our proposed merger with NetRatings, Inc. in February 2002, we retained a financial advisor to explore strategic alternatives for us, which include the sale of one or more business units, a debt or equity financing or the sale of the entire company. In April 2002, we sold our advertising measurement division, AdRelevance, to NetRatings, Inc. for a purchase price of $8.5 million in cash, subject to certain adjustments as set forth in the purchase agreement. In May 2002, we settled our patent infringement lawsuit against NetRatings for $15.0 million and sold certain assets of our European operations to NetRatings for $2.0 million. As part of the settlement, NetRatings has granted us a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in our domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings will be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. For 2003, 2004 and the period of January 1 through June 30, 2005, the annual fee, payable quarterly, will be $1.5 million, $1.75 million and $1 million, respectively. If we fail to obtain additional debt or equity financing (which may not be available on acceptable terms, or at all) or if we fail to sell additional assets or commence a winding down of operations, we will not have sufficient capital to meet our future needs following the second quarter of 2003. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing one or more strategic transactions, our common stock may decline in value.

  We may not be able to retain existing personnel.

     During 2001 and 2002, we significantly reduced the number of our employees as part of an extensive cost containment initiative. Our workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

  We have a history of operating losses, which may continue for the foreseeable future.

     We incurred net losses of approximately $519.2 million in the fiscal year ended December 31, 2001, which includes amortization and write-down of intangibles of $411.3 million and incurred additional net losses of $48.4 million during the three months ended March 31, 2002, including a cumulative effect of change in accounting principle of $35.9 million. Jupiter Media Metrix also incurred net losses of approximately $63.3 million and $21.9 million in the fiscal years ended December 31, 2000 and 1999, respectively, which include amortization of intangibles of $46.6 million and $7.3 million, respectively. We will need to achieve significant revenue increases in order for us to achieve and maintain profitability. Our revenues have declined significantly in the past year, and we may not be able to continue to effectively operate our business unless we increase our revenues.

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

     - the amount and timing of costs relating to changes in the size or composition of our panels; and

     - the amount and timing of operating costs and capital expenditures relating to our business.

     Due to all the foregoing factors and the other risks described in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

  Our existing and potential customers have, and may continue to experience adverse business conditions that have impacted our and their businesses.

     General economic conditions, and conditions in the Internet sector in particular, have caused many of our existing customers to experience difficulty in supporting their current operations and implementing their business plans. Existing customers may reduce their spending on our products and services, or may not be able to discharge their payment and other obligations to us. Potential customers may be more reluctant to subscribe to our products and services. The non-payment of amounts due to us from a significant number of customers would negatively impact our financial condition. The overall market for Internet advertising has been characterized in recent quarters by reduced demand, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers, and the reduction of Internet advertising budgets, especially by technology-related companies. Our customers that are technology-related companies may experience difficulty raising capital, or may be anticipating such difficulties, and therefore may elect to scale back the resources they devote to advertising or research, diminishing the need for our products and services. If the current environment for Internet advertising and commerce does not improve, our business, results of operations and financial condition would be materially adversely affected.

  We depend on increased sales of, and high renewal rates for, our subscription-based products and services.

     Our business and financial results are dependent on our ability to attract and retain subscribers to our online measurement and research products. In addition, our business model assumes that we will be able to increase the level of sales over time to our existing clients. In the past, we experienced high renewal rates for our online measurement and research products but these rates have declined significantly in the past year. Our sales to new or existing customers could also decline as a result of our inability to continue to deliver high-quality and timely research analysis to our clients, our failure to anticipate and understand market trends or our inability to develop and update products and services to meet the changing technological demands of our clients. If our renewal rate percentage continues to decline or if sales decline, our business, results of operations and financial condition could be materially adversely affected.

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

     Our future success depends on the continued global growth of the Internet as a viable commercial medium. However, the continued growth of the Internet as a widely-used medium for advertising, commerce and communication is uncertain, and this growth may be inhibited for a number of reasons, including:

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

     Each of the markets in which we operate is highly competitive. In the market for Internet audience measurement products and services, we face competition from companies that track Internet usage through panel-based measurement using various recruitment methodologies, companies that track internet usage through ISP traffic data and companies that track Internet usage through site-centric and other consumer-centric measurement systems. Lastly, we may face increased competition from individual Web sites that develop an independent method of measuring their own audience and from other companies that develop alternative audience measurement technologies to those already provided by us or our current competitors. Our primary competitors in the market for Internet audience measurement products and services are

NetRatings, which is a subsidiary of VNU B.V., a Dutch media and information company, and comScore Networks.

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

     We regard the protection of our intellectual property as important to our future success. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. We cannot assure you, however, that the steps we have taken will be sufficient to protect our intellectual property from infringement or misappropriation. Moreover, effective intellectual property protections may not be available in every country in which we offer our products and services to the extent these protections are available in the United States.

     On March 27, 2001, we filed a complaint for patent infringement against NetRatings, Inc. and NetValue USA, Inc. in federal district court in the District of Delaware. NetValue, was dismissed from the case without prejudice by us and, in May 2002, we settled our patent infringement claims against NetRatings. As part of this settlement, NetRatings paid us a total of $15 million and NetRatings acquired the patent for computer use tracking (United States Patent No. 6,115,680) while granting Jupiter Media Metrix a non-exclusive assignable license to use the patented technology in its domestic Internet audience measurement business until June 30, 2005.

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

     We believe that maintaining and strengthening our brands is an important aspect of our business. Our brand names, including "Jupiter Media Metrix", "Media Metrix", and "Jupiter", are critical in our efforts to attract clients. Our ability to promote and position our brands depends largely on:

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

     The success of each of our businesses depends on the efficient and uninterrupted operation of our computer and communications systems. Our measurement services depend on systems that accurately track and monitor Internet usage and activity and the unimpeded processing of large quantities of data. In addition, many research services clients pay us so that their employees can read our research solely on our Web sites and many of our research products are being increasingly delivered via the Web. Furthermore, the operation of our business is heavily dependent on systems and networks that connect offices spread around the world. Our infrastructure and the infrastructure of our service providers, however, are vulnerable to security breaches, computer viruses or similar disruptive problems. These systems are also subject to telecommunications failures, power loss and various other system failures. Any failure of our current or future systems or networks, whether intentional or accidental, could impede the processing of data, the delivery of our products and services, the operation of our Web sites and the day-to-day management of our business. As a result, these failures could cause some of our clients to discontinue purchasing some of our products and services, prevent clients from purchasing our products and services or attending our events and harm our business reputation. In addition, in the event we offer additional products and services, we may need to expand our systems to accommodate increased data and service additional employees. This could lead to systems failure or to a corruption of our data and could have a material adverse effect on our business, results of operations and financial condition.

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

     Our officers and directors and entities affiliated with them in the aggregate, beneficially owned approximately 22.2% of our common stock as of May 8, 2002. In particular, Tod Johnson, our Chairman, together with The NPD Group, Inc., which is controlled by Mr. Johnson, owned approximately 14.7% of our outstanding common stock as of May 8, 2002. These stockholders acting together have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination.

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

     Provisions of our certificate of incorporation, our bylaws and Delaware law could make us more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. In addition, we have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of June 1, 2001. Each right entitles the holder to purchase one one-thousandth of a share of our Series A Preferred Stock at an exercise price of $13.00, subject to adjustment. Under certain circumstances, if a person or group acquires 15% or more of the outstanding common stock (or 20% in the case of acquisitions by Tod Johnson or The NPD Group, Inc.), holders of the rights (other than the person or group triggering their exercises) will be able to purchase, in exchange for the $13.00 exercise price, shares of our common stock or of any company into which we are merged having a value of $26.00. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our stockholder rights plan could make it difficult for a third party to acquire us, or a significant portion of our outstanding stock, without first negotiating with our board of directors regarding such acquisition.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On May 7, 2002 we entered into a Settlement Agreement and Intellectual Property Agreement with NetRatings, Inc. pursuant to which we agreed to discontinue our pending patent infringement lawsuit against NetRatings and to transfer to NetRatings our patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510) in exchange for the payment of $15.0 million. In addition as part of the settlement, NetRatings has granted us a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in our domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings will be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. For 2003, 2004 and the period of January 1 through June 30, 2005, the annual fee, payable quarterly, will be $1.5 million, $1.75 million and $1 million, respectively.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

        10.1 Agreement dated as of March 25, 2002 by and between Jupiter Media Metrix, Inc. and Robert Becker

        10.2 Agreement dated as of March 25, 2002 by and between Jupiter Media Metrix, Inc. and Kurt Abrahamson

        10.3 Agreement dated as of March 25, 2002 by and between Jupiter Media Metrix, Inc. and Jean Robinson

        10.4 Settlement Agreement, dated as of May 7, 2002, by and between NetRatings, Inc. and Jupiter Media Metrix, Inc.

        10.5 Intellectual Property License Agreement, dated as of May 7, 2002, by and between NetRatings, Inc. and Jupiter Media Metrix, Inc.

        10.6 Asset Purchase Agreement, dated as of May 7, 2002, by and among NetRatings, Inc., Jupiter Media Metrix, Inc. and the subsidiaries of Jupiter Media Metrix, Inc. set forth on the signature pages thereto

        10.7 First Amendment, dated as of May 7, 2002, to Services Agreement, dated as of September 30, 1998, by and among NetRatings, Inc., Jupiter Media Metrix, Inc. and The NPD Group, Inc.

        99.1  Joint Press Release dated May 7, 2002

     (b) REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K with Securities and Exchange Commission on April 24, 2002 with respect to the sale of substantially all of the assets of our advertising measurement division, AdRelevance.

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

Date: May 15, 2002

                                          By:       /s/ JEAN ROBINSON
                                            ------------------------------------
                                            Name: Jean Robinson
                                            Title:  Chief Financial Officer

Date: May 15, 2002