Form 10-Q
period 2002-06-30
JUPITER MEDIA METRIX INC
filed 2002-08-19
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          -----------------------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 000-25943

                                   JMXI, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                                11-3374729
         (State or Other Jurisdiction of                 (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

       2 HUNTINGTON QUADRANGLE; SUITE 3S2
               MELVILLE, NEW YORK                             11747
    (Address of principal executive offices)                (Zip Code)


                                 (516) 734-2000
              (Registrant's telephone number, including area code)

                           JUPITER MEDIA METRIX, INC.
                            21 ASTOR PLACE, 6TH FLOOR
                            NEW YORK, NEW YORK 10003
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 15, 2002, there were 36,015,489 shares of the registrant's common stock, $.01 par value, outstanding.

                                   JMXI, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited) ........................      3
            Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001       3
            Consolidated Statements of Operations -- Three and Six Months Ended
               June 30, 2002 and 2001 .........................................      4
            Consolidated Statement of Stockholders' Equity -- Six Months Ended
               June 30, 2002 ..................................................      5
            Consolidated Statements of Cash Flows -- Six Months Ended
               June 30, 2002 and 2001 .........................................      6
            Notes to Consolidated Financial Statements ........................      7
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations .............................................     13
Item 3.  Quantitative and Qualitative Disclosures of Market Risk ..............     19

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings ....................................................     21
Item 2.  Changes in Securities and Use of Proceeds ............................     21
Item 3.  Defaults Upon Senior Securities ......................................     21
Item 4.  Submission of Matters to a Vote of Security Holders ..................     22
Item 5.  Other Information ....................................................     22
Item 6.  Exhibits and Reports on Form 8-K .....................................     22

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             JUNE 30,     DECEMBER 31,
                                                               2002          2001
                                                            ---------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ...........................     $  19,835      $  14,920
  Marketable securities ...............................            --          1,003
  Accounts receivable, less allowance for doubtful
    accounts of $1,657 in 2002 and $3,038 in 2001 .....         3,843         18,492
  Prepaid expenses and other current assets ...........         3,085          2,777
                                                            ---------      ---------
Total current assets ..................................        26,763         37,192
Property and equipment at cost, net ...................         2,188         24,773
Goodwill ..............................................            --         51,042
Other intangibles, net ................................            --          5,109
Restricted cash and other assets ......................         2,719          7,730
                                                            ---------      ---------
Total assets ..........................................     $  31,670      $ 125,846
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities ............     $   9,261      $  28,969
  Due to related parties ..............................           376          1,364
  Advance billings to clients .........................         4,880         14,770
                                                            ---------      ---------
Total current liabilities .............................        14,517         45,103
Long-term restructuring liabilities and other .........        10,803         23,085
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value -- shares authorized:
   10,000,000 in 2002 and 2001, none issued
   and outstanding ....................................            --             --
  Common stock, $.01 par value -- shares  authorized:
   150,000,000 in 2002 and 2001; shares issued and
     outstanding:
     35,890,489 in 2002 and 35,869,051 in 2001 ........           359            359
  Additional paid-in capital ..........................       683,173        684,623
  Accumulated other comprehensive income ..............           215            132
  Accumulated deficit .................................      (673,751)      (620,624)
  Deferred compensation ...............................        (3,646)        (6,832)
                                                            ---------      ---------
Total stockholders' equity ............................         6,350         57,658
                                                            ---------      ---------
Total liabilities and stockholders' equity ............     $  31,670      $ 125,846
                                                            =========      =========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------    -------------------------
                                                     2002           2001           2002           2001
                                                  ----------     ----------     ----------     ----------
Continuing operations:
Revenues:
  Research services ..........................    $    3,834     $   12,063     $    8,529     $   26,359
  Events and other ...........................            --            989            163          1,976
                                                  ----------     ----------     ----------     ----------
Total revenues ...............................         3,834         13,052          8,692         28,335
Cost of revenues .............................         1,417          7,360          3,853         15,260
                                                  ----------     ----------     ----------     ----------
Gross profit .................................         2,417          5,692          4,839         13,075
Operating expenses:
  Research and development ...................         1,072          1,349          2,214          2,906
  Sales and marketing ........................         1,151          4,532          2,828         11,512
  General and administrative .................         9,504          4,678         12,375          9,699
  Amortization of deferred compensation and
    other stock-based compensation ...........            --             36             --             72
  Amortization and impairment of intangibles .         8,417          2,120          8,418          4,287
  Restructuring and other charges (reversal) .        10,106          2,345        (10,106)         7,507
                                                  ----------     ----------     ----------     ----------
Total operating expenses .....................        10,038         15,060         15,729         35,983
                                                  ----------     ----------     ----------     ----------
Loss from continuing operations
  before items listed below ..................        (7,621)        (9,368)       (10,890)       (22,908)
Loss on sale of subsidiaries .................            --             --             --           (296)
Loss on write-off of investments .............            --         (5,477)            --         (5,477)
Interest and other income (expense), net .....          (241)           625           (490)         1,721
                                                  ----------     ----------     ----------     ----------
Loss from continuing operations ..............        (7,862)       (14,220)       (11,380)       (26,960)
                                                  ----------     ----------     ----------     ----------
Discontinued operations:
  Income (loss) from operations of
    discontinued operations, net of $15,000
    settlement of patent litigation in
    May 2002 .................................         9,730        (33,936)           746        (75,360)
  Loss on disposal of Measurement Business ...        (6,593)            --         (6,593)            --
                                                  ----------     ----------     ----------     ----------
Income (loss) from discontinued operations ...         3,137        (33,936)        (5,847)       (75,360)
                                                  ----------     ----------     ----------     ----------
Income (loss) before cumulative effect of
  change in accounting principle .............        (4,725)       (48,156)       (17,227)      (102,320)
Cumulative effect of change in accounting
  principle ..................................            --             --        (35,900)            --
                                                  ----------     ----------     ----------     ----------
Net loss .....................................    $   (4,725)    $  (48,156)    $  (53,127)    $ (102,320)
                                                  ==========     ==========     ==========     ==========
Basic and diluted net income (loss) per share:
  Loss from continuing operations ............    $    (0.22)    $    (0.40)    $    (0.32)    $    (0.76)
  Income (loss) from discontinued operations .          0.09          (0.96)         (0.16)         (2.13)
                                                  ----------     ----------     ----------     ----------
  Loss before cumulative effect of
    change in accounting principle ...........         (0.13)         (1.36)         (0.48)         (2.89)
  Cumulative effect of change in accounting
    principle ................................            --             --          (1.00)            --
                                                  ----------     ----------     ----------     ----------
  Net income loss ............................    $    (0.13)    $    (1.36)    $    (1.48)    $    (2.89)
                                                  ==========     ==========     ==========     ==========
Shares used in the calculation of basic and
diluted net income (loss) per share ..........        35,878         35,468         35,876         35,399
                                                  ==========     ==========     ==========     ==========


                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Accumulated
                                            Common Stock     Additional      Other                                          Total
                                          ----------------     Paid-in    Comprehensive   Accumulated     Deferred     Stockholders'
                                          Shares    Amount     Capital       Income         Deficit     Compensation      Equity
                                          ------    ------   ----------   -------------   -----------   ------------   -------------
Consolidated Balance, December 31, 2001   35,869    $  359    $ 684,623     $     132      $(620,624)    $  (6,832)      $ 57,658
Comprehensive loss: ...................
  Net loss ............................       --        --           --            --        (53,127)           --        (53,127)
  Unrealized income on marketable
   securities .........................       --        --           --             9             --            --              9
  Foreign currency translation ........       --        --           --            74             --            --             74
                                                                                                                         --------
Total comprehensive loss ..............       --        --           --            --             --            --        (53,044)
Exercise of options ...................       21        --            7            --             --            --              7
Amortization of deferred compensation .       --        --           --            --             --         1,729          1,729
Reversal of deferred compensation of
  options forfeited ...................       --        --       (1,457)           --             --         1,457             --
                                          ------    ------    ---------     ---------      ---------     ---------       --------
Consolidated Balance, June 30, 2002 ...   35,890    $  359    $ 683,173     $     215      $(673,751)    $  (3,646)      $  6,350
                                          ======    ======    =========     =========      =========     =========       ========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED JUNE 30,
                                                              2002           2001
                                                           ----------     ----------
OPERATING ACTIVITIES
Net loss ..............................................    $  (53,127)    $ (102,320)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Restructuring and other charges .....................       (11,579)        17,293
  Loss on disposal of measurement business and sale
    of subsidiaries ...................................         6,593            664
  Loss on write-off of investments ....................            --          5,477
  Cumulative effect of change in accounting principle .        35,900             --
  Loss on disposal of fixed assets ....................           862             --
  Realized loss on sale of marketable securities ......             9             --
  Provision for bad debts .............................           492          1,395
  Depreciation and amortization and impairment
    writedown of property and equipment ...............        10,824          4,967
  Amortization of deferred compensation and other
    stock-based compensation ..........................         1,729          3,158
  Amortization and impairment of intangibles ..........         8,708         54,883
  Minority interests ..................................            --         (2,828)
  Deferred rent .......................................           253            130
  Changes in operating assets and liabilities
   Receivables ........................................         9,982          4,312
   Prepaid expenses and other current assets ..........          (407)           734
   Other assets .......................................            --            935
   Accounts payable and accrued liabilities ...........        (9,232)       (11,053)
   Advance billings to clients ........................        (6,042)       (13,711)
   Due to related parties .............................          (988)          (476)
                                                           ----------     ----------
Net cash used in operating activities .................        (6,023)       (36,440)
                                                           ----------     ----------
INVESTING ACTIVITIES
Sale of marketable securities .........................         1,002         15,400
Net cash received from disposal of Measurement Business        10,465             --
Additions to property and equipment ...................          (519)        (9,118)
Acquisition earn-out payment ..........................            --         (4,918)
Security deposits .....................................           (92)            --
                                                           ----------     ----------
Net cash provided by investing activities .............        10,856          1,364
                                                           ----------     ----------
FINANCING ACTIVITIES
Repayment of notes payable ............................            --           (580)
Proceeds from exercise of stock options ...............             7            342
Contributions from minority interests .................            --          2,397
                                                           ----------     ----------
Net cash provided by financing activities .............             7          2,159
                                                           ----------     ----------
Effect of exchange rate changes on cash ...............            75           (354)
                                                           ----------     ----------
Net increase (decrease) in cash and cash equivalents ..         4,915        (33,271)
Cash and cash equivalents at beginning of period ......        14,920         74,133
                                                           ----------     ----------
Cash and cash equivalents at end of period ............    $   19,835     $   40,862
                                                           ==========     ==========
SUPPLEMENTAL INFORMATION
Interest paid .........................................    $       10     $       14
                                                           ==========     ==========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements for JMXI, Inc. (the "Company"), formerly Jupiter Media Metrix, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

B.    DISCONTINUED OPERATIONS

      During the six months ended June 30, 2002, the Company disposed of its Media Metrix, AdRelevance and LiveMetrix units, which composed its measurement division. The disposal of these units represent discontinued operations and, accordingly, the accompanying financial statements have been restated to reflect the measurement division's operations as discontinued.

      Effective April 30, 2002, the Company discontinued offering its LiveMetrix product and terminated the exclusive reseller agreement with LiveTechnology Holdings, Inc. ("LiveTech") and license to the underlying technology. In exchange for a payment of $275,000 and the transfer of certain equipment to LiveTech, the Company terminated the remaining cash license of approximately $1.8 million owed to LiveTech and cancelled options held by LiveTech to purchase 1,750,000 shares of common stock.

      On April 7, 2002, the Company sold substantially all of the assets of AdRelevance, its advertising measurement unit, to NetRatings, Inc. ("NetRatings") for approximately $8.2 million, of which $340,000 was held in escrow at June 30, 2002.

      The Company's audience measurement business unit, Media Metrix, was sold in two separate transactions. On May 7, 2002, the Company entered into an Asset Purchase Agreement with NetRatings pursuant to which NetRatings acquired certain assets of its European operations for $2.0 million. In connection with the sale of certain of its European Internet audience measurement assets, the Company also agreed to purchase the equity interests held by its two remaining partners in its European joint venture for a total of $560,000. On June 6, 2002, the assets of the Company's North American audience measurement unit was sold to comScore Networks, Inc. for a total purchase price of approximately $1.5 million.

      In connection with the disposal of the measurement business discussed above, the Company recorded a loss of $6,593,000 which is recorded as loss on disposal of measurement business in the accompanying statement of operations.

      Revenues for the measurement division were $2,447,000 and $12,114,000 for the three months ended June 30, 2002 and 2001, respectively, and $8,344,000 and $26,394,000 for the six months ended June 30, 2002 and 2001, respectively.


C.    RESTRUCTURING AND OTHER CHARGES (REVERSAL)

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

      During the six months ended June 30, 2002, the Company recorded a reversal to restructuring charges of $11.6 million, of which $1.5 million related to the discontinued operations, primarily due to the settlement of its lease commitment at 21 Astor Place (see Note D).

      Of the total $51.3 million of restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $9.3 million was paid and $11.6 million was reversed during the six months ended June 30, 2002, leaving an accrual of $7.6 million at June 30, 2002. $3.5 million is expected to be paid out during the remainder of 2002, $800,000 in 2003, $700,000 in 2004, $700,000 in 2005,
$400,000 in 2006 and the remaining $1.5 million from 2007 to 2011.

D.    LEASE TERMINATION

      On May 3, 2002, the Company entered into a lease termination agreement with its landlord for leased space at 21 Astor Place, New York, New York. Pursuant to the terms hereof, the Company relinquished a $4.5 million letter of credit to secure the lease and had prepaid the rent through August 15, 2002 of approximately $1.1 million. This termination agreement resulted in a reversal of approximately $9.8 million of a restructuring accrual recorded during 2001. This portion of the restructuring reversal is included in restructuring and other charges (reversal) in the accompanying statement of operations.

E.    LITIGATION SETTLEMENT

      On May 7, 2002, the Company entered into a Settlement Agreement and Intellectual Property Agreement with NetRatings pursuant to which the Company agreed to discontinue the pending patent infringement lawsuit against NetRatings and to transfer to NetRatings our patents for computer use tracking in exchange for the payment of $15.0 million. In addition, as part of the settlement, NetRatings granted the Company a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in its domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings was $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. In connection with the sale of the Media Metrix business (see Note B), the Company gave notice that it intended to terminate the license. The $15 million patent settlement is included in income (loss) from operations of discontinued operations in the accompanying statement of operations.

F.    ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized. Finite lived intangibles will continued to be amortized over their estimated useful lives. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, this step measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company completed its phase one impairment analysis during the first quarter of 2002, which indicated that the carrying value was greater than the fair value and that an impairment existed. The Company also completed the second phase of the testing during the first quarter of 2002 using the market approach to determine the fair value which resulted in an impairment charge of $34.9 million. In addition, the Company completed its testing of intangible assets using discounted cash flows and recorded an impairment on a trademark of $1.0 million. The impairment charges have been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations. Of the total impairment charges of $35.9 million, $9.0 million relates to the AdRelevance reporting unit, $26.9 million to the Jupiter research and events units.

      In addition, during the second quarter of 2002, the Company wrote off an additional $8.4 million related to goodwill as a result of a reduction in the value of the Jupiter research and Jupiter events business. This additional impairment is classified as amortization and impairment of intangibles in the accompanying statement of operations.

      Property and equipment was also written down by $7.3 million to reflect its reduction in value.

      In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001 (in thousands):

                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
Loss before cumulative
  effective of accounting change:
  As reported .....................    $   (4,725)    $  (48,156)    $  (17,227)    $ (102,320)
  Goodwill and indefinite-lived
   intangibles amortization .......            --         27,429             --         54,883
                                       ----------     ----------     ----------     ----------
   As adjusted ....................    $   (4,725)    $  (20,727)    $  (17,227)    $  (47,437)
                                       ==========     ==========     ==========     ==========
Basic and diluted loss per common
  share before cumulative effect
  of accounting change:

   As reported ....................    $    (0.13)    $    (1.36)    $    (0.48)    $    (2.89)
                                       ==========     ==========     ==========     ==========
   As adjusted ....................    $    (0.13)    $     (.58)    $    (0.48)    $    (1.34)
                                       ==========     ==========     ==========     ==========


G.    SEGMENT INFORMATION

      During the six months ended June 30, 2002, the Company operated in three business segments. Its business units included Measurement, which offered clients a broad range of products and services that measure audience, advertising commerce and new media usage on the Internet and other digital media; Jupiter Research, which provided business-to-business and business-to-consumer clients with strategic analysis and insights, including industry trends, forecasts and best practices, all backed by proprietary data; and Events, a provider of conferences focusing on the global digital economy. As discussed above, the Company disposed of its measurement business during the six months ended June 30, 2002 (see Note B). Accordingly, the segment information presented below has been restated for the discontinued operations.

      The following tables present information about JMXI's continuing operating segments for the three and six months ended June 30, 2002 and 2001 (in thousands):

                         SIX MONTHS ENDED JUNE 30, 2002

                                                     JUPITER
                                       TOTAL         RESEARCH       EVENTS
                                     ----------     ----------    ----------
Revenues ........................    $    8,692     $    8,529    $      163
Cost of revenues ................         3,853          3,381           472
                                     ----------     ----------    ----------
Gross Profit ....................         4,839     $    5,148    $     (309)
                                                    ==========    ==========
Non-allocated expenses, net .....       (15,729)
                                     ----------
Loss from continuing operations      $  (11,380)
                                     ==========

                         SIX MONTHS ENDED JUNE 30, 2001

                                                   JUPITER        EVENTS
                                     TOTAL         RESEARCH      AND OTHER
                                   ----------     ----------    ----------
Revenues ......................    $   28,335     $   26,359    $    1,976
Cost of revenues ..............        15,260          8,704         6,556
                                   ----------     ----------    ----------
Gross Profit ..................        13,075     $   17,655    $   (4,580)
                                                  ==========    ==========
Non-allocated expenses, net ...       (40,035)
                                   ----------
Loss from continuing operations    $  (26,960)
                                   ==========


                        THREE MONTHS ENDED JUNE 30, 2002

                                                   JUPITER
                                     TOTAL         RESEARCH      EVENTS
                                   ----------     ----------    ----------
Revenues ......................    $    3,834     $    3,834    $       --
Cost of revenues ..............         1,417          1,409             8
                                   ----------     ----------    ----------
Gross Profit ..................         2,417     $    2,425    $       (8)
                                                  ==========    ==========
Non-allocated expenses, net ...       (10,038)
                                   ----------
Loss from continuing operations    $   (7,862)
                                   ==========

                        THREE MONTHS ENDED JUNE 30, 2001

                                                   JUPITER        EVENTS
                                     TOTAL         RESEARCH      AND OTHER
                                   ----------     ----------    ----------
Revenues ......................    $   13,052     $   12,063    $      989
Cost of revenues ..............         7,360          4,232         3,128
                                   ----------     ----------    ----------
Gross Profit ..................         5,692     $    7,831    $   (2,139)
                                                  ==========    ==========
Non-allocated expenses, net ...       (19,912)
                                   ----------
Loss from continuing operations    $  (14,220)
                                   ==========


H.    SUBSEQUENT EVENTS


      On July 31, 2002, the Company's stockholders approved and adopted a proposed plan of dissolution and liquidation of the Company which the Company's board of directors had approved and adopted on June 25, 2002. The board, in its sole and absolute discretion, may abandon the plan at any time prior to the filing of a certificate of dissolution with the State of Delaware.

      On July 31, 2002, the Company sold substantially all of the assets of its remaining operating business, Jupiter Research and Jupiter Events, to INT Media Group, Inc., including its customer contracts and intellectual property, and assigned certain related liabilities.

      On July 3, 2002, the Company announced the receipt of a Nasdaq Staff Determination on June 27, 2002 that the Company has not maintained compliance with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that its common stock is, therefore, subject to delisting from the Nasdaq National Market. Due to the discontinuation of its operating businesses, the Company determined not to appeal the delisting determination and was subsequently delisted from the Nasdaq National Market on August 7, 2002.

      On July 30, 2002, the Company was sued in the Superior Court of California, County of Santa Clara by NetRatings, Inc. alleging the Company violated provisions of a non-competition clause entered into in connection with the sale by the Company to NetRatings of its European business and otherwise breached contractual obligations owed by the Company to NetRatings with respect to the licensing of certain intellectual property. comScore Networks has agreed to indemnify the Company with respect to the intellectual property claim. The Company believes the lawsuit is meritless and intends to vigorously defend the actions.

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

OVERVIEW

      As of July 31, 2002, JMXI, Inc., formerly known as Jupiter Media Metrix, Inc., effectively ceased all business operations. For the first six months of 2002, we were a provider of innovative and comprehensive research and measurement products and services that analyzed the impact of the Internet and new technologies on commerce and marketing and our services included Media Metrix, Jupiter Research and Jupiter Events.

      In April 2002, we sold substantially all of the assets of our advertising measurement division, AdRelevance, to NetRatings, Inc. for a purchase price of $8.2 million. Effective April 30, 2002, we also discontinued offering our LiveMetrix product and terminated our exclusive reseller agreement with LiveTechnology Holdings, Inc. ("LiveTech") and license to the underlying technology. In exchange for the payment of $275,000 and the transfer of certain equipment to LiveTech, we terminated the remaining cash license fee of approximately $1.8 million owed to LiveTech and cancelled options held by LiveTech to purchase 1,750,000 shares of our common stock.

      On May 3, 2002, we entered into a lease termination agreement with our landlord for leased space at 21 Astor Place, New York, New York. Pursuant to the terms thereof, we relinquished a $4.5 million letter of credit to secure the lease, prepaid rent through August 15, 2002 of approximately $1.1 million and vacated the premises on August 15, 2002.

      On May 7, 2002 we entered into a Settlement Agreement and Intellectual Property Agreement with NetRatings, Inc. pursuant to which we agreed to discontinue our pending patent infringement lawsuit against NetRatings and to transfer to NetRatings our patents for computer use tracking in exchange for the payment of $15.0 million. In addition, as part of the settlement, NetRatings granted us a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in its domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings was to be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. In connection with the sale of our Media Metrix business described below, we gave notice that we intended to terminate the license. In a separate transaction on May 7, 2002, we entered into an Asset Purchase Agreement with NetRatings pursuant to which NetRatings acquired certain assets of our European operations for $2.0 million. In connection with the foregoing sale of certain of our European Internet audience measurement assets, we also agreed to purchase the equity interests held by its two remaining partners in its European joint venture for a total of $560,000.

      On June 6, 2002, we sold substantially all of the assets of our North American audience measurement division, Media Metrix, to comScore Networks, Inc. for a purchase price of approximately $1.5 million.

      On June 25, 2002, our board of directors approved and adopted our proposed plan of dissolution and liquidation. The plan was subsequently approved by our stockholders on July 31, 2002. The board, in its sole and absolute discretion, may abandon the plan at any time prior to the filing of a certificate of dissolution with the State of Delaware. Since the adoption of the plan, the board and management have effectively terminated our operations. Following approval of the plan by our stockholders, our activities have become limited to winding up our affairs, taking such action as may be necessary to preserve the value of our assets and distributing our assets. We will seek to distribute or liquidate all of our assets in such manner and upon such terms as the board of directors determines to be in the best interests of our stockholders. Although our board of directors believes the liquidation program disclosed in our proxy statement dated July 9, 2002 is achievable, there is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up our business. There can be no assurance that we will have sufficient cash available following the wind down of our business to pay any cash to our shareholders.

      On July 31, 2002, we sold substantially all of the assets of our remaining operating business, Jupiter Research and Jupiter Events, to INT Media Group, Inc. for a total purchase price of approximately $250,000, including our customer contracts and intellectual property, and assigned certain related liabilities.

      As discussed in Note B to the financial statements, the accompanying statements of operations has been restated to reflect the disposal of the measurement business.

      Our revenues from continuing operations consisted of research services and events and other revenues. On July 31, 2002. our research and events businesses were discontinued. Our research offerings, which consisted of the products and services from our Jupiter Research unit, were a combination of proprietary written analysis, supporting data and access to our research analysts. We recognized revenues for our Jupiter Research products and services over the term of the related contract as services were provided. Revenues from these services were recognized upon the sale of the study or completion of the project. Our Jupiter Events revenues consisted of revenues from (i) individual attendees,
(ii) sponsors, which displayed their logo in our conference program and/or host a reception, and (iii) exhibitors, which received a booth to promote their companies. Other revenues were derived primarily from the sale of Web sponsorships, which were discontinued during the year ended December 31, 2001. Revenues attributable to our conferences and other services were recognized upon the completion of the event and over the term of the Web sponsorship.

      Our revenues from discontinued operations consisted of measurement products and services. Our measurement offerings, which consisted of the products and services from the Media Metrix, AdRelevance and LiveMetrix units, included both syndicated measurement products and customized measurement products. We recognized revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services were recognized in the period in which the product or service was delivered.

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

      Other than that discussed below, no other changes in accounting policies took place in the six months ended June 30, 2002.

      As discussed in Note F to the financial statements, we adopted FASB Statement 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 and have performed the required impairment tests of goodwill and indefinite lived intangible assets and have recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the six months ended June 30, 2002.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased to $3.8 million for the three months ended June 30, 2002 from $13.1 million for the three months ended June 30, 2001. The decrease in revenues from continuing operations was primarily due to a significant decrease in the number of customers and a substantial decline in the amount of, and price for, our products and services purchased by our customers.

      Cost of Revenues. Cost of revenues consists primarily of costs associated with our research analysts, event costs and production costs. Production costs include printing, report distribution costs and personnel costs. Gross profit was $2.4 million for the three months ended June 30, 2002. Gross profit was $5.7 million for the three months ended June 30, 2001. The decrease for the three months ended June 30, 2002 over the prior period was due to a substantial decrease in research revenues with a higher decrease in cost of revenues due to restructuring initiatives.

      Restructuring and Other Charges (Reversal). During the three months ended June 30, 2002, we recorded a reversal to restructuring charges of approximately $11.6 million, of which $1.5 million related to the discontinued operations, primarily due to the settlement on our lease commitment at 21 Astor Place. During the three months ended June 30, 2001, we incurred $3.5 million in restructuring and other charges, of which $1.1 million related to discontinued operations, in connection with our corporate restructuring and reduction in work force during the period. Such restructuring charges included costs and liabilities associated with employee terminations, lease cancellations and commitments, a write-down of leasehold improvements, cancellation charges in connection with our cancellation of scheduled events and the discontinuation of certain international operations.

      Loss from Continuing Operations. Loss from operations was $7.9 million for the three months ended June 30, 2002. Loss from operations was $14.2 million for the three months ended June 30, 2001. We recognized a smaller loss from operations in the three months ended June 30, 2002 due primarily to the reversal of a previous restructuring charge due to the settlement of the 21 Astor Place lease, decreases in other operating expenses due to the reduction in operations offset by the goodwill impairment writedown.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Revenues. Revenues decreased to $8.7 million for the six months ended June 30, 2002 from $28.3 million for the six months ended June 30, 2001. The decrease in revenues from continuing operations was primarily due to a significant decrease in the number of customers and a substantial decline in the amount of, and prices for, products and services purchased by our customers.

      Cost of Revenues. Gross profit was $4.8 million for the six months ended June 30, 2002. Gross profit was $13.1 million for the six months ended June 30, 2001. The increase in gross profit as a percentage of revenues for the six months ended June 30, 2002 over the prior period was due to a substantial decrease in research revenues with a higher decrease in the cost of revenues due to restructuring initiatives.

      Restructuring and Other Charges (Reversal). During the six months ended June 30, 2002, we recorded a reversal to restructuring and other charges of approximately $11.6 million, of which $1.5 million related to the discontinued operations. During the six months ended June 30, 2001, we incurred $17.3 million in restructuring and other charges, of which $9.8 million related to discontinued operations, in connection with our corporate restructuring and reduction in workforce during the period. Such restructuring charges included costs and liabilities associated with employee terminations, lease cancellations and commitments, including a write-down of leasehold improvements associated therewith, cancellation charges in connection with our cancellation of scheduled events, and the discontinuation of certain international operations.

      Loss from Continuing Operations. Loss from continuing operations was approximately $11.4 million for the six months ended June 30, 2002. Our loss from operations was $27.0 million for the six months ended June 30, 2001. We recognized a smaller loss from operations in the six months ended June 30, 2002 due primarily to the reversal of a previous restructuring charge related to the settlement of the 21 Astor Place lease and decreases in other operating expenses due to the reduction in operations, offset by the goodwill impairment writedown.

      Cumulative effect of change in accounting principle. In connection with our adoption of FASB Statement 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 and the performance of the required impairment tests of goodwill and indefinite lived intangible assets, we recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the six months ended June 30, 2002.

DISCONTINUED OPERATIONS

      During the six months ended June 30, 2002, we disposed of our Media Metrix, AdRelevance and LiveMetrix units which composed our measurement division. The disposal of these units represent discontinued operations and accordingly, our financial statements have been restated to reflect the measurement division's operations as discontinued.

      In connection with the disposal of our measurement business, we recorded a loss of $6.6 million which is recorded as loss on disposal of measurement business in our statement of operations.

      Revenues for the measurement division were approximately $2.4 million and $12.1 million for the three months ended June 30, 2002 and 2001, respectively and $8.3 million and $26.4 million for the six months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2002, we had approximately $19.8 million of cash and cash equivalents. In addition, at June 30, 2002, we held approximately $1.5 million of cash in accounts collateralizing letters of credit issued in lieu of security deposits under our real estate leases. Because we have effectively discontinued our operations, we do not anticipate that operating expenses will be a material use of our cash resources. Our activities have become limited to winding up our affairs, taking such action as may be necessary to preserve the value of our assets and distributing our assets. We will seek to distribute or liquidate all of our assets in such manner and upon such terms as the board of directors determines to be in the best interests of our stockholders. Although our board of directors believes the liquidation program disclosed in our proxy statement dated July 9, 2002 is achievable, there is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up our business.

      Since our inception, we have financed our operations primarily through an initial investment and loan by NPD, the private placement of equity securities, Jupiter Communications' and RelevantKnowledge's cash on hand at the time of the respective mergers, cash from operations and the proceeds of public offerings and cash from the disposition of assets.

      Net cash used in operating activities was $6.0 million for the six months ended June 30, 2002, compared to $36.4 million for the six months ended June 30, 2001. The variance for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was primarily due to a lower net loss for the quarter due to the restructuring activities initiated in 2001 as well as the reduction in operations discussed above.

      Net cash provided by investing activities was $10.9 million for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001. Cash provided by investing activities for the six months ended June 30, 2002 was due primarily to net proceeds received from the sale of the measurement business. Cash provided by investing activities for the six months ended June 30, 2001 was due primarily to proceeds received from the sale of marketable securities offset by acquisition earn-out payments and property and equipment additions.

      Net cash provided by financing activities was $7,000 for the six months ended June 30, 2002 compared to $2.2 million for the six months ended June 30, 2001. Cash provided by financing activities for the six months ended June 30, 2002 was due to the proceeds received from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2001 was due primarily to contributions received from minority interests of $2.4 million and to the proceeds received from the exercise of stock options of $342,000, offset by the repayment of long term debt of $580,000.

      During the year ended December 31, 2001, JMXI recorded restructuring and other charges of $51.3 million. Of the total $51.3 million of restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $9.3 million was paid and $11.6 million was reversed during the six months ended June 30, 2002, leaving an accrual of $7.6 million at June 30, 2002. $3.5 million is expected to be paid out during the remainder of 2002, $800,000 in 2003, $700,000 in 2004, $700,000 in 2005, $400,000 in 2006 and the remaining $1.5 million from
2007 to 2011.

      We lease office space in the United States and other countries. At June 30, 2002, our future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are $2.2 million for the remainder of 2002, $4.3 million for 2003, $4.0 million for 2004, $3.5 million for 2005, $2.8 million for 2006 and $10.2 million thereafter. Future minimum lease payments have not been reduced by future minimum sublease rentals of $13.0 million under operating leases. Rent expense approximated $7,000,000, $3,000,000 and $861,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We are currently negotiating with our landlords to restructure our lease commitments, however, we cannot assure you that our efforts will be successful.

      We have incurred significant net losses from operations since our inception. As of June 30, 2002, we had an accumulated deficit of approximately $673.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

      We have historically had very low exposure to changes in foreign currency exchange rates, therefore we have not used derivative financial instruments to manage foreign currency fluctuation risk. We no longer conduct business internationally.

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

WE MAY BE UNABLE TO NEGOTIATE SETTLEMENTS WITH RESPECT TO OUR REMAINING LIABILITIES.

      We are currently in the process of negotiating settlements with respect to our remaining obligations and liabilities which include without limitation building and facilities leases and tax obligations. If we are unable to successfully negotiate termination of these obligations, we will have fewer or no cash proceeds to distribute to our stockholders.

WE MAY BE FORCED TO SEEK BANKRUPTCY PROTECTION IN ORDER TO MAXIMIZE SHAREHOLDER VALUE.

      Although the plan of liquidation and dissolution has been approved by our stockholders, our board of directors intends to continue exploring alternatives to maximize shareholder value. One of our possible alternatives include seeking bankruptcy protection. At this time, the board of directors does not know which alternatives might be considered, or what impact any alternative might have on stockholder value.

AFTER OUR WIND-DOWN THERE MAY BE NO ADDITIONAL CASH TO DISTRIBUTE TO OUR STOCKHOLDERS AND IF THERE IS ADDITIONAL CASH TO DISTRIBUTE, THE TIMING OF ANY SUCH FUTURE DISTRIBUTION IS UNCERTAIN.

      Although our board of directors believes the liquidation program disclosed in our proxy statement dated July 9, 2002 is achievable, there is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up our business. We are currently unable to predict the precise nature, amount or timing of any future distribution to stockholders. The actual nature, amount and timing of all distributions will be determined by our board of directors, in its sole discretion, and will depend in part upon our ability to resolve our remaining contingencies.

      Uncertainties as to the precise net value of our non-cash assets and the ultimate amount of our liabilities make it impractical to predict the aggregate net value ultimately distributable to stockholders. Claims, liabilities and expenses from winding down our affairs will continue to be incurred. These expenses will reduce the amount of cash available for ultimate distribution to stockholders. However, no assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If such available cash and amounts received from the sale of assets are not adequate to provide for our obligations, liabilities, expenses and claims, we may not be able to distribute meaningful cash, or any cash, to our stockholders.

STOCKHOLDERS MAY BE LIABLE TO CREDITORS OF THE COMPANY FOR UP TO AMOUNTS RECEIVED FROM THE COMPANY IF THE COMPANY'S RESERVES ARE INADEQUATE.

      Our board of directors and our stockholders have approved our plan of liquidation and dissolution. Our board of directors, in their discretion, may file a Certificate of Dissolution with the State of Delaware dissolving us. Pursuant to the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us to gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under the Delaware General Corporation Law, in the event we fail to create an adequate contingency reserve for payment of our expenses and liabilities during this three-year period, each stockholder could be held liable for payment to our creditors for such stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. The liability of any stockholder would be limited, however, to the amounts previously received by such stockholder from us (and from any liquidating trust or trusts). Accordingly, in such event a stockholder could be required to return all distributions previously made to such stockholder. In such event, a stockholder could receive nothing from us under the Plan of Liquidation and Dissolution. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. In the event of our dissolution, there can be no assurance that the contingency reserve maintained by us will be adequate to cover any expenses and liabilities.

SUCCESS OF OUR ORDERLY WIND DOWN OF OPERATIONS DEPENDS ON QUALIFIED PERSONNEL TO EXECUTE IT.

      The success of our wind down depends in large part upon our ability to retain the services of qualified personnel to handle the sale of our remaining assets and settlement of remaining liabilities. Although we have retained a very limited number of qualified employees for this purpose, the retention of qualified personnel is particularly difficult under our current circumstances.

OUR STOCK TRANSFER BOOKS WILL BE CLOSED UPON THE FILING OF OUR CERTIFICATE OF DISSOLUTION WITH THE STATE OF DELAWARE, AFTER WHICH ANY TRADES WILL NOT BE RECORDED BY US.

      We will close our stock transfer books and discontinue recording transfers of our common stock on the date we file our Certificate of Dissolution with the Delaware Secretary of State, also known as the final record date. Thereafter, certificates representing the common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law. The proportionate interests of all of our stockholders will become fixed on the basis of their respective stock holdings at the close of business on the final record date, and any distributions made by us will be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignments by will, intestate succession or operation of law. For any other trades after the final record date, the seller and purchaser of the common stock will need to negotiate and rely on due-bill contractual obligations between themselves with respect to the allocation of stockholder proceeds arising from ownership of the shares.

OUR STOCK WAS DELISTED FROM THE NASDAQ STOCK MARKET ON AUGUST 7, 2002 AND IS SIGNIFICANTLY LESS LIQUID THAN BEFORE.

      Our common stock was delisted from trading on the Nasdaq Stock Market on August 7, 2002 due to our inability to meet the minimum requirements for continued listing on the Nasdaq Stock Market. As a result of the delisting, the ability of our stockholders to buy and sell our shares has been materially impaired, and is limited primarily to over-the-counter quotation services, such as Pink Sheets, that handle high-risk ventures and are not regulated by the Securities and Exchange Commission.

WE WILL CONTINUE TO INCUR THE EXPENSE OF COMPLYING WITH PUBLIC COMPANY REPORTING REQUIREMENTS.

      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail expenses, after filing our Certificate of Dissolution we will seek relief from the Securities and Exchange Commission from the reporting requirements under the Exchange Act. Until such relief is granted we will continue to make obligatory Exchange Act filings. We anticipate that even if such relief is granted in the future, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 7, 2002 we entered into a Settlement Agreement and Intellectual Property Agreement with NetRatings, Inc. pursuant to which we agreed to discontinue our pending patent infringement lawsuit against NetRatings and to transfer to NetRatings our patents for computer use tracking (United States Patent Nos. 6,115,680 and 5,675,510) in exchange for the payment of $15.0 million. In addition as part of the settlement, NetRatings granted us a non-exclusive, assignable license to use the computer use tracking patents transferred to NetRatings in our domestic Internet audience measurement business until June 30, 2005. The license fee payable to NetRatings was to be $125,000 per month for the period July 1 through September 30, 2002, and $375,000 for the fourth quarter 2002. In connection with the sale of the Media Metrix business, we gave notice that we intended to terminate the license.

      On July 30, 2002, we were sued in the Superior Court of California, County of Santa Clara by NetRatings, Inc. alleging we violated provisions of a non-competition clause entered into in connection with the sale by us to NetRatings of our European business and otherwise breached contractual obligations owed by us to NetRatings with respect to the licensing of certain intellectual property. comScore Networks has agreed to indemnify us with respect to the intellectual property claim. We believe the lawsuit is meritless and intend to vigorously defend the actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

               Number      Description
               ------      -----------
                99.1       Certification of Robert Becker, Chief Executive
                           Officer and Principal Financial Officer of JMXI,
                           Inc., pursuant to 18 U.S.C. Section 1350, dated
                           August 19, 2002.

      (b)   Reports on Form 8-K

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on April 24, 2002 with respect to the sale of substantially all of the assets of our advertising measurement division, AdRelevance.

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 19, 2002 with respect to the sale of substantially all of the assets of our audience measurement division, Media Metrix.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JUPITER MEDIA METRIX, INC.



                                    By: /s/Robert Becker
                                       --------------------------------------
                                       Name:  Robert Becker
                                       Title: Chief Executive Officer and
                                              Principal Financial Officer

Date: August 19, 2002

                                  EXHIBIT INDEX

    Number      Description
    ------      -----------

     99.1       Certification of Robert Becker, Chief Executive Officer and
                Principal Financial Officer of JMXI, Inc., pursuant to 18
                U.S.C. Section 1350, dated August 19, 2002.