Form 10-Q
period 2002-09-30
JUPITER MEDIA METRIX INC
filed 2002-11-19
CIK 1039446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          -----------------------------

                                    FORM 10-Q

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 000-25943

                                   JMXI, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                          11-3374729
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)           Identification No.)

               900 WEST SHORE ROAD
            PORT WASHINGTON, NEW YORK                    11050
    (Address of principal executive offices)           (Zip Code)


                                 (516) 625-4656
              (Registrant's telephone number, including area code)

                                   JMXI, INC.
                       2 HUNTINGTON QUADRANGLE; SUITE 3S2
                            MELVILLE, NEW YORK 11747
        (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of November 7, 2002, there were 36,015,489 shares of the registrant's common stock, $.01 par value, outstanding.

                                   JMXI, INC.

                                      INDEX


PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (Unaudited) ...............................   3
            Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001 ..   3
            Consolidated Statements of Operations -- Three and Nine Months Ended
               September 30, 2002 and 2001 ...........................................   4
            Consolidated Statement of Stockholders' Equity -- Nine Months Ended
               September 30, 2002 ....................................................   5
            Consolidated Statements of Cash Flows -- Nine Months Ended
               September 30, 2002 and 2001 ...........................................   6
            Notes to Consolidated Financial Statements ...............................   7
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ....................................................  11
Item 3.  Quantitative and Qualitative Disclosures of Market Risk .....................  16
Item 4.  Controls and Procedures .....................................................  18

PART II  OTHER INFORMATION
Item 1.  Legal Proceedings ...........................................................  18
Item 2.  Changes in Securities and Use of Proceeds ...................................  19
Item 3.  Defaults Upon Senior Securities .............................................  19
Item 4.  Submission of Matters to a Vote of Security Holders .........................  19
Item 5.  Other Information ...........................................................  19
Item 6.  Exhibits and Reports on Form 8-K ............................................  19

Signatures ...........................................................................  21

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2002               2001
                                                  ---------          ---------
ASSETS
Current assets:
  Cash and cash equivalents ..............        $  14,628          $  14,920
  Marketable securities ..................               --              1,003
  Accounts receivable, less allowance
    for doubtful accounts of $1,668
    in 2002 and $3,038 in 2001 ...........              165             18,492
  Prepaid expenses and other current
    assets ...............................            1,630              2,777
                                                  ---------          ---------
Total current assets .....................           16,423             37,192
Property and equipment at cost, net ......               --             24,773
Goodwill .................................               --             51,042
Other intangibles, net ...................               --              5,109
Restricted cash and other assets .........            2,472              7,730
                                                  ---------          ---------
Total assets .............................        $  18,895          $ 125,846
                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities ..........................        $   6,045          $  28,969
  Due to related parties .................               86              1,364
  Advance billings to clients ............               --             14,770
                                                  ---------          ---------
Total current liabilities ................            6,131             45,103
Long-term restructuring liabilities
  and other ..............................               --             23,085
Commitments and contingencies ............               --                 --
Stockholders' equity:
  Preferred stock, $.01 par value --
   shares authorized:
   10,000,000 in 2002 and 2001, none
     issued and outstanding ..............               --                 --
  Common stock, $.01 par value --
    shares authorized:
   150,000,000 in 2002 and 2001;
     shares issued and outstanding:
     36,015,489 in 2002 and
     35,869,051 in 2001 ..................              360                359
  Additional paid-in capital .............          680,742            684,623
  Accumulated other comprehensive
    income ...............................              225                132
  Accumulated deficit ....................         (667,676)          (620,624)
  Deferred compensation ..................             (887)            (6,832)
                                                  ---------          ---------
Total stockholders' equity ...............           12,764             57,658
                                                  ---------          ---------
Total liabilities and stockholders'
  equity .................................        $  18,895          $ 125,846
                                                  =========          =========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30,                       SEPTEMBER 30,
                                         ---------------------------         ---------------------------
                                           2002              2001              2002              2001
                                         ---------         ---------         ---------         ---------
Continuing operations:
Operating expenses:
  General and administrative ....        $     234         $     274         $     469         $     547
                                         ---------         ---------         ---------         ---------
Total operating expenses ........              234               274               469               547
                                         ---------         ---------         ---------         ---------
Loss from continuing operations
  before items listed below .....             (234)             (274)             (469)             (547)
Interest expense, net ...........              (55)             (249)             (171)           (2,146)
                                         ---------         ---------         ---------         ---------
Loss from continuing operations .             (289)             (523)             (640)           (2,693)
                                         ---------         ---------         ---------         ---------
Discontinued operations:
  Income (loss) from operations
    of discontinued operations,
    net of $15 million
    settlement of patent
    litigation in May 2002 ......            6,083          (395,638)           (4,200)         (495,788)
  Income (loss) on disposal of
    businesses ..................              281                --            (6,312)               --
                                         ---------         ---------         ---------         ---------
Income (loss) from discontinued
  operations ....................            6,364          (395,638)          (10,512)         (495,788)
                                         ---------         ---------         ---------         ---------
Income (loss) before cumulative
  effect of change in accounting
  principle .....................            6,075          (396,161)          (11,152)         (498,481)
Cumulative effect of change in
  accounting principle ..........               --                --           (35,900)               --
                                         ---------         ---------         ---------         ---------
Net income (loss) ...............        $   6,075         $(396,161)        $ (47,052)        $(498,481)
                                         =========         =========         =========         =========
Basic and diluted net income
  (loss) per share:
  Income (loss) from continuing
    operations ..................        $   (0.01)        $   (0.01)        $   (0.02)        $   (0.08)
  Income (loss) from
    discontinued operations .....             0.18            (11.15)            (0.29)           (13.99)
                                         ---------         ---------         ---------         ---------
  Income (loss) before
    cumulative effect of change
    in accounting principle .....             0.17            (11.16)            (0.31)           (14.07)
  Cumulative effect of change in
    accounting principle ........               --                --             (1.00)               --
                                         ---------         ---------         ---------         ---------
  Net income (loss) .............        $    0.17         $  (11.16)        $   (1.31)        $  (14.07)
                                         ---------         ---------         ---------         ---------
Shares used in the calculation
of basic and diluted net income
(loss) per share ................           35,967            35,496            35,907            35,432
                                         =========         =========         =========         =========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Accumulated
                                       Common Stock        Additional       Other                                     Total
                                  ----------------------     Paid-in    Comprehensive  Accumulated    Deferred    Stockholders'
                                   Shares       Amount       Capital       Income        Deficit    Compensation     Equity
                                  ---------    ---------    ---------     ---------     ---------     ---------     ---------
Consolidated Balance, December
31, 2001 .....................       35,869    $     359    $ 684,623     $     132     $(620,624)    $  (6,832)    $  57,658
Comprehensive loss:                                                                                          --
  Net loss ...................           --           --           --            --       (47,052)           --       (47,052)
  Unrealized loss on
    marketable securities ....           --           --           --             9            --            --             9
  Foreign currency translation           --           --           --            84            --            --            84
                                                                                                                    ---------
Total comprehensive loss .....           --           --           --            --            --            --       (46,959)
Exercise of options and
  warrants ...................          146            1            7            --            --            --             8
Amortization of deferred
  compensation ...............           --           --           --            --            --         2,057         2,057
Reversal of deferred
  compensation of options
  forfeited ..................           --           --       (3,888)           --            --         3,888            --
                                  ---------    ---------    ---------     ---------     ---------     ---------     ---------
Consolidated Balance,
  September 30, 2002 .........       36,015    $     360    $ 680,742     $     225     $(667,676)    $    (887)    $  12,764
                                  =========    =========    =========     =========     =========     =========     =========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     2002               2001
                                                   ---------          ---------
OPERATING ACTIVITIES
Net loss .................................         $ (47,052)         $(498,481)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
  Restructuring and other charges
    (reversal) ...........................           (13,659)            51,259
  Loss on disposal of businesses and
    sale of subsidiaries .................             6,312                664
  Loss on write-off of investments .......                --              5,477
  Cumulative effect of change in
    accounting principle .................            35,900                 --
  Loss on disposal of fixed assets .......               862                 --
  Realized loss on sale of marketable
    securities ...........................                 9                 --
  (Reversal of) provision for bad
    debts ................................              (150)             2,545
  Depreciation and amortization and
    impairment writedown of property
    and equipment ........................            12,046              7,097
  Amortization of deferred
    compensation and other
    stock-based compensation .............             2,057              4,678
  Amortization and impairment of
    intangibles ..........................             8,641            402,171
  Minority interests .....................                --             (2,055)
  Deferred rent ..........................               267                379
  Changes in operating assets and
    liabilities
   Receivables ...........................            11,547              9,657
   Prepaid expenses and other current
     assets ..............................               549              1,874
   Other assets ..........................                --              1,457
   Accounts payable and accrued
     liabilities .........................           (21,518)           (15,365)
   Advance billings to clients ...........            (6,362)           (22,211)
   Due to related parties ................            (1,279)            (1,204)
                                                   ---------          ---------
Net cash used in operating activities ....           (11,830)           (52,058)
                                                   ---------          ---------
INVESTING ACTIVITIES
Sale of marketable securities ............             1,002             13,939
Net cash received from disposal of
  businesses .............................            11,055                 --
Additions to property and equipment ......              (519)            (9,918)
Acquisition earn-out payment .............                --             (4,918)
Purchase of license ......................                --             (1,000)
Security deposits ........................               (92)                --
                                                   ---------          ---------
Net cash provided by (used in)
  investing activities ...................            11,446             (1,897)
                                                   ---------          ---------
FINANCING ACTIVITIES
Repayment of notes payable ...............                --               (773)
Proceeds from exercise of stock
  options ................................                 8                346
Contributions from minority interests ....                --              3,227
                                                   ---------          ---------
Net cash provided by financing
  activities .............................                 8              2,800
                                                   ---------          ---------
Effect of exchange rate changes on
  cash ...................................                84                224
                                                   ---------          ---------
Net decrease in cash and cash
  equivalents ............................              (292)           (50,931)
Cash and cash equivalents at
  beginning of period ....................            14,920             74,133
                                                   ---------          ---------
Cash and cash equivalents at end of
  period .................................         $  14,628          $  23,202
                                                   =========          =========
SUPPLEMENTAL INFORMATION
Interest paid ............................         $      10          $     125
                                                   =========          =========

                             See accompanying notes.

                           JMXI, INC. AND SUBSIDIARIES
                      (FORMERLY JUPITER MEDIA METRIX, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements for JMXI, Inc. (the "Company"), formerly Jupiter Media Metrix, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

B.    DISCONTINUED OPERATIONS

      During the nine months ended September 30, 2002, the Company disposed of Media Metrix, AdRelevance and LiveMetrix, which composed its measurement division, as well as its Jupiter Research unit and Events unit. The disposal of these units represent discontinued operations and, accordingly, the accompanying financial statements have been restated to reflect the measurement, research and events divisions' operations as discontinued.

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

      On April 7, 2002, the Company sold substantially all of the assets of AdRelevance, its advertising measurement unit, to NetRatings, Inc. ("NetRatings") for approximately $8.2 million, of which $340,000 was held in escrow at September 30, 2002.

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

      On June 21, 2002, the Company sold its research and events business units to INT Media Group, Inc. now known as Jupitermedia Corporation for $250,000 in cash. On July 31, 2002, the stockholders of the Company approved the sale to Jupitermedia and the sale was consummated.

      In connection with the disposal of the businesses discussed above, the Company recorded a loss of $6.3 million, which is recorded as income (loss) on disposal of businesses in the accompanying statement of operations.

      Revenues for the Company's measurement division were $9.6 million for the three months ended September 30, 2001, and $8.3 million and $36.0 million for the nine months ended September 30, 2002 and 2001, respectively. Revenues for the Company's research and events division were $452,000 and $9.0 million for the three months ended September 30, 2002 and 2001, respectively, and $9.1 million and $35.4 million for the nine months ended September 30, 2002 and 2001, respectively.

      On July 31, 2002, the stockholders of the Company approved the Company's Plan of Liquidation and Dissolution. As of July 31, 2002, the Company ceased all activities other than activities incidental to the wind-up and liquidation of the Company; however, the Company has not filed a Certificate of Dissolution with the Secretary of State of the State of Delaware, and, accordingly, has not yet adopted the liquidation basis of accounting.

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

      During the nine months ended September 30, 2002, the Company recorded a reversal to restructuring charges of $13.7 million related to the discontinued operations, primarily due to the settlement of its lease commitment at 21 Astor Place (see Note D).

      Of the total $51.3 million of restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $11.3 million was paid, and $13.7 million was reversed during the nine months ended September

30, 2002, leaving an accrual of $3.5 million at September 30, 2002. The Company expects to pay out the remainder during the next twelve months. The reversal of $13.7 million is primarily related to the settlement of its lease commitment at 21 Astor Place (see Note D).

D.    LEASE TERMINATION

      On May 3, 2002, the Company entered into a lease termination agreement with its landlord for leased space at 21 Astor Place, New York, New York. Pursuant to the terms thereof, the Company relinquished a $4.5 million letter of credit to secure the lease and had prepaid rent through August 15, 2002 of approximately $1.1 million. This termination agreement resulted in a reversal of approximately $9.8 million of a restructuring accrual recorded during 2001.

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

      In addition, during the second quarter of 2002, the Company wrote off an additional $8.4 million related to goodwill as a result of a reduction in the value of the Jupiter research and events businesses.

      Property and equipment was also written down by $8.5 million to reflect its reductions in value.

      In accordance with SFAS 142, the effect of this change is reflected prospectively. The following table reflects consolidated results of operations adjusted as though the adoption of SFAS No. 141 and 142 occurred as of January 1, 2001 (in thousands):

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                             2002             2001              2002              2001
                                           ---------        ---------         ---------         ---------
  Net income (loss) before cumulative
     effective of accounting change:
     As reported* .................        $   6,075        $(396,161)        $ (11,152)        $(498,481)
     Goodwill and
     indefinite-lived
       intangibles
     amortization .................               --           27,288                --            82,171
                                           ---------        ---------         ---------         ---------
     As adjusted ..................        $   6,075        $(368,873)        $ (11,152)        $(416,310)
                                           =========        =========         =========         =========
  Basic and diluted income (loss) per
     common share before cumulative
     effective of accounting change:
     As reported ..................        $    0.17        $  (11.16)        $   (0.31)        $  (14.07)
                                           =========        =========         =========         =========
     As adjusted ..................        $    0.17        $  (10.39)        $   (0.31)        $  (11.75)
                                           =========        =========         =========         =========

* The as reported amounts for 2001 include the $320.0 million impairment recorded in the third quarter of 2001.

G.    SUBSEQUENT EVENTS

      On October 8, 2002, the Company was served notice of a suit filed in the United States District Court for the Western District of Washington in Seattle by two former employees of the Company alleging the Company violated Washington State and Federal securities laws in connection with the purchase by the Company of AdRelevance, Inc. and otherwise breached contractual and other obligations allegedly owed by the Company to such employees with respect to their receipt of shares and options to purchase shares of the Company's common stock. The Company believes the lawsuit is without merit and intends to vigorously defend the action.

      On October 25, 2002 the Company entered into an Agreement and a Surrender Agreement, as amended as of October 31, 2002, with its landlord for leased space at 2 Huntington Quadrangle, Melville, New York. Pursuant to the terms thereof, the Company deposited approximately $690,000 in escrow and has paid rent through November 30, 2002 in exchange for which its landlord has agreed to terminate the lease and relinquish a $120,000 letter of credit to secure the lease, contingent upon such landlord's ability to relet the premise on or prior to November 30, 2002. In the event the premises is not relet by such date, the escrow will be returned to the Company, and the agreement and surrender agreement shall terminate.

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

OVERVIEW

      As of July 31, 2002, JMXI, Inc., formerly known as Jupiter Media Metrix, Inc., effectively ceased all business operations. For the first seven months of 2002, we were a provider of innovative and comprehensive research and measurement products and services that analyzed the impact of the Internet and new technologies on commerce and marketing and our services included Media Metrix, Jupiter Research and Jupiter Events.

      In April 2002, we sold substantially all of the assets of our advertising measurement division, AdRelevance, to NetRatings, Inc. for a purchase price of $8.2 million. Effective April 30, 2002, we also discontinued offering our LiveMetrix product and terminated our exclusive reseller agreement with LiveTechnology Holdings, Inc. ("LiveTech") and the license to the underlying technology. In exchange for the payment of $275,000 and the transfer of certain equipment to LiveTech, we terminated the remaining cash license fee of approximately $1.8 million owed to LiveTech and cancelled options held by LiveTech to purchase 1,750,000 shares of our common stock.

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

      On June 25, 2002, our board of directors approved and adopted our proposed plan of dissolution and liquidation. The plan was subsequently approved by our stockholders on July 31, 2002. The board, in its sole and absolute discretion, may abandon the plan at any time prior to the filing of a certificate of dissolution with the State of Delaware. Since the adoption of the plan, the board and management have effectively terminated our operations. Following approval of the plan by our stockholders, our activities have become limited to winding up our affairs, taking such action as may be necessary to preserve the value of our assets and distributing our assets. As we have not filed a Certificate of Dissolution with the Secretary of State of the State of Delaware, we have not yet adopted the liquidation basis of accounting. We will seek to distribute or liquidate all of our assets in such manner and upon such terms as the board of directors determines to be in the best interests of our stockholders. Although our board of directors believes the liquidation program disclosed in our proxy statement dated July 9, 2002 is achievable, there is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up our business. There can be no assurance that we will have sufficient cash available following the wind down of our business to pay any cash to our shareholders.

      On July 31, 2002, we sold substantially all of the assets of our remaining operating business, Jupiter Research and Jupiter Events, to INT Media Group, Inc., now known as Jupitermedia Corporation, for a total purchase price of approximately $250,000, including our customer contracts and intellectual property, and assigned certain related liabilities.

      As discussed in Note B to the financial statements, the accompanying statement of operations have been restated to reflect the disposal of the measurement, research and events businesses.

      As of July 31, 2002, all of our businesses were discontinued, and we ceased all operating activities other than limited activities incidental to our wind-up.

      Our revenues from discontinued operations consisted of measurement, research and events products and services. Our measurement offerings, which consisted of the products and services from the Media Metrix, AdRelevance and LiveMetrix units, included both syndicated measurement products and customized measurement products. We recognized revenues for the syndicated measurement products and services over the term of the related contract as services are provided. Revenues for customized measurement products and services were recognized in the period in which the product or service was delivered. Our research offerings, which consisted of the products and services from our Jupiter Research unit, were a combination of proprietary written analysis, supporting data and access to our research analysts. We recognized revenues for our Jupiter Research products and services over the term of the related contract as services were provided. Revenues from these services were recognized upon the sale of the study or completion of the project. Our events offerings, consisted of revenues from (i) individual attendees, (ii) sponsors, which displayed their logo in our conference program and/or host a reception, and (iii) exhibitors, which received a booth to promote their companies. Other revenues were derived primarily from the sale of Web sponsorships, which were discontinued during the year ended December 31, 2001. Revenues attributable to our conferences and other services were recognized upon the completion of the event and over the term of the Web sponsorship.

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

      Other than that discussed below, no other changes in accounting policies took place in the nine months ended September 30, 2002.

      As discussed in Note F to the financial statements, we adopted FASB Statement 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 and have performed the required impairment tests of goodwill and indefinite lived intangible assets and have recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the nine months ended September 30, 2002.

RESULTS OF OPERATIONS FOR CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Loss from Continuing Operations. Loss from operations was $289,000 for the three months ended September 30, 2002. Loss from operations was $523,000 for the three months ended September 30, 2001. We recognized a smaller loss from operations in the three months ended September 30, 2002 due primarily to decreases in operating expenses due to the cessation of all operating activities other than limited activities incidental to our wind-up. Operating expenses in connection with our limited activities incidental to our wind-up are comprised of general and administrative expenses of $234,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Loss from Continuing Operations. Loss from continuing operations was approximately $640,000 for the nine months ended September 30, 2002. Our loss from operations was $2.7 million for the nine months ended September 30, 2001. We recognized a smaller loss from operations in the nine months ended September 30, 2002 due primarily to decreases in interest expense and operating expenses due to the cessation of all operating activities other than limited activities incidental to our wind-up. Operating expenses are comprised of general and administrative expenses of $469,000 for the nine months ended September 30, 2002.

      Cumulative effect of change in accounting principle. In connection with our adoption of FASB Statement 142, "Goodwill and Other Intangible Assets", as of January 1, 2002 and the performance of the required impairment tests of goodwill and indefinite lived intangible assets, we recognized an impairment loss of $35.9 million resulting from the cumulative effect of the change in accounting principle during the nine months ended September 30, 2002.

DISCONTINUED OPERATIONS

      During the nine months ended September 30, 2002, we disposed of our Media Metrix, AdRelevance and LiveMetrix units which composed our measurement division as well as our Jupiter Research unit and our Events unit. The disposal of these units represent discontinued operations and accordingly, our financial statements have been restated to reflect such divisions' operations as discontinued.

      In connection with the disposal of our measurement business, we recorded a loss of $1.8 million, and in connection with the disposal of our research and events businesses, we recorded a loss of $4.5 million, which are recorded as loss on disposal of businesses in our statement of operations of $6.3 million.

      Revenues for our measurement division were $9.6 million for the three months ended September 30, 2001, and $8.3 million and $36.0 million for the nine months ended September 30, 2002 and 2001, respectively. Revenues for our research and events division were $452,000 and $9.0 million for the three months ended September 30, 2002 and 2001, respectively, and $9.1 million and $35.4 million for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, we had approximately $14.6 million of cash and cash equivalents. In addition, at September 30, 2002, we held approximately $1.3 million of cash in accounts collateralizing letters of credit issued in lieu of security deposits under our real estate leases. Because we have ceased all operating activities other than limited activities incidental to our wind-up, we do not anticipate that operating expenses will be a material use of our cash resources. Our activities have become limited to winding up our affairs, taking such action as may be necessary to preserve the value of our assets and distributing our assets. We have incurred and will continue to incur legal expenses in connection current and future litigation, including the legal proceedings set forth in Part II, Item 1, Legal Proceedings. We will seek to distribute or liquidate all of our assets in such manner and upon such terms as the board of directors determines to be in the best interests of our stockholders. Although our board of directors believes the liquidation program disclosed in our proxy statement dated July 9, 2002 is achievable, there is currently no firm timetable for the distribution of proceeds to our stockholders because of contingencies inherent in winding up our business.

      Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2002, compared to $52.1 million for the nine months ended September 30, 2001. The variance for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was primarily due to a lower net loss for 2002 due to the restructuring activities initiated in 2001, as well as the cessation of operations discussed above.

      Net cash provided by (used in) investing activities was $11.4 million for the nine months ended September 30, 2002, compared to ($1.9) million for the nine months ended September 30, 2001. Cash provided by investing activities for the nine months ended September 30, 2002 was due primarily to net proceeds received from the sale of the measurement business. Cash used in investing activities for the nine months ended September 30, 2001 was due primarily to proceeds received from the sale of marketable securities offset by acquisition earn-out payments, property and equipment additions and the purchase of a license to proprietary technology.

      Net cash provided by financing activities was $8,000 for the nine months ended September 30, 2002 compared to $2.8 million for the nine months ended September 30, 2001. Cash provided by financing activities for the nine months ended September 30, 2002 was due to the proceeds received from the exercise of stock options and warrants. Cash provided by financing activities for the nine months ended September 30, 2001 was due primarily to contributions received from minority interests of $3.2 million and to the proceeds received from the exercise of stock options of $346,000, offset by the repayment of long term debt of $773,000.

      During the year ended December 31, 2001, JMXI recorded restructuring and other charges of $51.3 million. Of the total $51.3 million of restructuring and other charges recorded, $9.9 million was paid, and $12.9 million of property, plant and equipment and other current assets were written-off, which left an accrual of $28.5 million at December 31, 2001, of which $20.3 million was related to severance and lease payments and is included in long-term liabilities. Of the $28.5 million accrual remaining at December 31, 2001, $11.3 million was paid, and $13.7 million was reversed during the nine months ended September 30, 2002, leaving an accrual of $3.5 million at September 30, 2002. The Company expects to pay out the remainder during the next twelve months.

      We lease office space in the United States and other countries. At September 30, 2002, our future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year are $1.1 million for the remainder of 2002, $4.2 million for 2003, $3.9 million for 2004, $3.4 million for 2005, $2.7 million for 2006 and $16.7 million thereafter. Future minimum lease payments have not been reduced by future minimum sublease rentals of $8.7 million under operating leases. Rent expense approximated $7,000,000, $3,000,000 and $861,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      We have incurred significant net losses from operations since our inception. As of September 30, 2002, we had an accumulated deficit of approximately $667.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 30, 2002, we were sued in the Superior Court of California, County of Santa Clara by NetRatings, Inc. alleging we violated provisions of a non-competition clause entered into in connection with the sale by us to NetRatings of our European business and otherwise breached contractual obligations owed by us to NetRatings with respect to the licensing of certain intellectual property. comScore Networks has agreed to indemnify us with respect to the intellectual property claim. We believe the lawsuit is without merit and intend to vigorously defend the actions.

      On October 8, 2002, we were served notice of a suit filed in the United States District Court for the Western District of Washington in Seattle by two former employees alleging we violated Washington State and Federal securities laws in connection with our purchase of AdRelevance, Inc. and otherwise breached contractual and other obligations allegedly owed to such employees with respect to their receipt of shares and options to purchase shares of our common stock. We believe the lawsuit is meritless and intend to vigorously defend the actions.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A Special Meeting of our stockholders was held on July 31, 2002. The purpose of the meeting was to consider and vote on the following proposals:

      1. to approve the sale by us to INT Media Group, Inc. of substantially all of the assets of our Jupiter research and events businesses, including our customer contracts and intellectual property, as well as the assignment of certain related liabilities pursuant to an Asset Purchase Agreement dated June 20, 2002, among us, our wholly owned subsidiary, Jupiter Communications, Inc., and INT Media Group, Inc.

      2.    to approve and adopt our Plan of Liquidation and Dissolution.

      3. to approve and adopt an amendment to our Amended and Restated Certificate of Incorporation to change our name to JMXI, Inc. and to decrease the minimum number of directors required to serve on the board of directors from six persons to one person.

      The results of the voting on each of the proposals set forth above is as follows:

      1. Proposal No. 1 was approved with 18,594,182 shares cast in favor of the proposal, 68,418 shares cast against the proposal and 7,402 abstentions;

      2. Proposal No. 2 was approved with 18,586,779 shares cast in favor of the proposal, 80,721 shares cast against the proposal and 2,502 abstentions;

      3. Proposal No. 3 was approved with 18,588,898 shares cast in favor of the proposal, 76,647 shares cast against the proposal and 4,457 abstentions.

ITEM 5. OTHER INFORMATION

      Sarbanes-Oxley Act

            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Principal Financial Officer has provided certain certifications to the Securities and Exchange Commission. These certifications accompany this report when filed with the Commission but are not set forth herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

               Number      Description
               ------      -----------
                99.1       Certification of Robert Becker, Chief Executive
                           Officer and Principal Financial Officer of JMXI,
                           Inc., pursuant to 18 U.S.C. Section 1350, dated
                           November 19, 2002.

      (b)   Reports on Form 8-K

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 2, 2002 with respect to the sale of substantially all of the assets of our Jupiter research and events divisions and the adoption by our Board of Directors of our plan of dissolution and liquidation.

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 3, 2002 with respect to our request for a hearing before the Nasdaq Listing Qualifications Panel in connection with the delisting of our common stock from the Nasdaq National Market.

      We filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 9, 2002 with respect to the approval by our shareholders of the sale of substantially all of the assets of our Jupiter research and events divisions and our plan of dissolution and liquidation and the withdrawal of our challenge to the delisting of our common stock from the Nasdaq National Market.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JUPITER MEDIA METRIX, INC.



                                    By: /s/Robert Becker
                                        ----------------------------------
                                        Name:  Robert Becker
                                        Title: Chief Executive Officer and
                                               Principal Financial Officer

Date:  November 19, 2002

                                   JMXI, INC.
                          CERTIFICATIONS FOR FORM 10-Q
                       FOR PERIOD ENDED SEPTEMBER 30, 2002

I, Robert Becker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of JMXI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                           /s/ Robert Becker
                                           -----------------------------------
                                           Robert Becker
                                           Chief Executive Officer and
                                           Principal Financial Officer

EXHIBIT INDEX

    Number      Description
    ------      -----------
     99.1       Certification of Robert Becker, Chief Executive Officer and
                Principal Financial Officer of JMXI, Inc., pursuant to 18
                U.S.C. Section 1350, dated November 19, 2002.