Form 10-K
period 2003-12-31
JMXI INC
filed 2004-12-14
CIK 1039446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 000-25943*

                             JMXI Liquidating Trust
             (Exact name of registrant as specified in its charter)

               Delaware                               20-6007641
               --------                               ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

                   c/o Wells Fargo Bank, National Association
                        (as successor by consolidation to
               Wells Fargo Bank, Minnesota, National Association)
                          Customized Fiduciary Services
                        Sixth and Marquette, MAC 9303-120
                              Minneapolis, MN 55479
              (Address and zip code of principal executive offices)

                                 (612) 316-1445
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

          *JMXI Liquidating Trust is the distributee of certain assets and liabilities of JMXI Inc. and submits reports under JMXI's former Commission file number. This report is not deemed to be "filed" under the Securities Exchange Act of 1934. See, e.g., MGI Properties MGI Liquidating Trust (pub. avail. Sept. 29, 2000) and Burnham Pacific Properties, Inc. (pub. avail. June 21, 2002).

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not applicable.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             JMXI LIQUIDATING TRUST

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.....................................................................1

ITEM 1. BUSINESS...........................................................1

ITEM 2. PROPERTIES.........................................................2

ITEM 3. LEGAL PROCEEDINGS..................................................2

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................4

PART II....................................................................4

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..........................4

ITEM 6. SELECTED FINANCIAL DATA............................................4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS..................................................5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE..................................................14

ITEM 9A. CONTROLS AND PROCEDURES..........................................14

PART III..................................................................14

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............14

ITEM 11. EXECUTIVE COMPENSATION...........................................14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS................................15

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................15

                                                                        Page No.
                                                                        --------

PART IV...................................................................15

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................15

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K...............................................................15

SIGNATURES................................................................17

         This report includes "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the Trust's plans, objectives, representations and contentions and are not historical facts, and may be identified by use of terms such as "anticipate," "believe," "estimate," "plan," "may," "expect," "intend," "could," "potential," and similar expressions, although some forward-looking statements are expressed differently. Readers should be aware that the forward-looking statements included in this report represent the Trustee's current judgment and expectations, but actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties. The Trustee does not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         The JMXI Liquidating Trust (the "Trust") was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the "Trust Agreement"), by and between Wells Fargo Bank, National Association (the "Trustee") and JMXI Inc. ("JMXI"). Pursuant to the Plan of Distribution of JMXI, Inc. dated May 1, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI dissolved (the "Dissolution").

         The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former holders of the common shares of JMXI (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession, or operation of law. The Beneficial Interests are not certificated. The Trust will terminate upon the first to occur of payment to the Beneficiaries of all of the assets of the Trust or three years after the date of the Trust Agreement.

         The principal assets transferred to the Trust on or about May 1, 2003 included:

         -        Interest in several JMXI bank accounts
         -        Cash in the amount of $7,265,397
         -        Several accounts receivable

         The principal liabilities assumed by the Trust on May 1, 2003 included:

         -        The liabilities and obligations of JMXI under several leases
         - The obligations of JMXI with respect to claims by certain taxing authorities
         - The liabilities of JMXI associated with a certain employee lawsuit brought against JMXI

TAX TREATMENT

         Because the Trust is classified as a liquidating trust, it will be treated as a grantor trust for federal income tax purposes, and accordingly will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his pro rata portion of each asset, including cash received by and held by the Trust. Each Beneficiary will be required to take into account in computing his own taxable income his pro rata share of each item of income, gain and loss of the Trust.

         The Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

         Income, Payments, and Disbursements. The Trust receives income from subtenants and makes payment to landlords on account of several rental properties pursuant to office leases that it assumed at the time it was formed. The Trust did not make any distributions to Beneficiaries during the period ended December 31, 2003.

REPORTS TO BENEFICIARIES; MEETINGS

         The Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust's assets has occurred.

         Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10% of the aggregate Beneficial Interests may require the Trustee to call a meeting of the holders of the Beneficial Interests.

ITEM 2. PROPERTIES.

         At December 31, 2003, the Trust owned no properties.

ITEM 3. LEGAL PROCEEDINGS.

         Litigation claims against JMXI created six payment obligations of the Trust and are discussed below.

         JAY BARTOT ET AL. V. JUPITER MEDIA METRIX ET AL. - No. CV-02-1911P (United States District Court for the Western District of Washington)

         On October 8, 2002, JMXI was served notice of a suit filed in the United States District Court for the Western District of Washington in Seattle by two former employees of JMXI alleging JMXI violated Washington State and Federal securities laws in connection with the purchase by the Corporation of AdRelevance, Inc. and otherwise breached contractual and other obligations allegedly owed by JMXI to such employees with respect to their receipt of shares and options to purchase shares of JMXI's common stock. Two former officers of JMXI are also named in the action and JMXI had an obligation to defend them. The case was settled on July 22,

2003 with the Trust paying $300,000, and the Trust was fully released from further liability related to the case.

         IN RE BIG WORDS, INC.

         This Adversary Proceeding was filed in the Bankruptcy Court for the Northern District of California against Jupiter Communications, Inc. by the Chapter 11 Trustee seeking to avoid an alleged preferential transfer of $24,000. The transfer in question is related to a payment made on account of a twelve month service contract for the period March 2000 to March 2001. JMXI believes it has a valid ordinary course of business defense available under the Bankruptcy Code. After preliminary discussions with the Chapter 11 Trustee's counsel, JMXI anticipated that it would be able to resolve this matter in a consensual manner without further litigation expenses. This case was settled on September 12, 2003 for $7,250.

         IN RE NORTHPOINT COMMUNICATIONS GROUP, INC. ET AL.

         This Adversary Proceeding was filed in the Bankruptcy Court for the Northern District of California against Jupiter Communications, Inc. by the Chapter 7 Trustee seeking to avoid an alleged preferential transfer of $20,000. The transfer in question is related to a payment made on account of a twelve month service contract for the period September 2000 to September 2001. JMXI believed it had a valid ordinary course of business defense available under the Bankruptcy Code. This case was settled on July 31, 2003 for $5,000.

         IN RE QUOKKA SPORTS, INC. ET AL.

         This Adversary Proceeding was filed in the Bankruptcy Court for the Northern District of California against JMXI by Quokka Sports, Inc., Liquidating Debtor seeking to avoid an alleged preferential transfer of $42,500. The Trust settled the case on January 8, 2004 for $24,700.

         625 PROPERTY ASSOCIATES V. JUPITER COMMUNICATIONS LLC AND JUPITER MEDIA METRIX, INC.

         Complaint filed in 2001 by former landlord following termination and surrender of space for approximately $39,000. Landlord failed to respond to JMXI's answer and counterclaim and has refused to respond to repeated requests to dismiss or settle the action. The case has never been assigned to a specific judge. No documents have been filed with the court since May 2001. JMXI's counsel has advised to take no further action with respect to this matter since it appears that the landlord has abandoned the litigation.

         IN RE MARCHFIRST, INC.

         This Adversary Proceeding was filed in the Bankruptcy Court for the Northern District of Illinois against Media Metrix by the Chapter 7 Trustee seeking to avoid an alleged preferential transfer in the amount of $6,000. After discussions by the parties, the Chapter 7 Trustee agreed to dismiss the preference demand and inform the court of its agreement with Media Metrix at the status hearing scheduled for April 24, 2003. By court order entered June 20, 2003, this Adversary Proceeding was dismissed.

         The Trust is presently unaware of any additional litigation for which it may be liable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no public market for the Beneficial Interests of the Trust. Beneficial Interests are not transferable except by will, intestate succession, or operation of law. As of December 31, 2003, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected are for the period May 1, 2003 through December 31, 2003. These historical results are not necessarily indicative of the results to be expected in the future.

OPERATING RESULTS AND DISTRIBUTIONS                                 (Unaudited)
(FOR THE PERIOD MAY 1, 2003 THROUGH DECEMBER 31, 2003)              -----------

Increase in net assets                                               $5,738,635

Increase in net assets per beneficial unit before distributions           $0.16

Distributions to Beneficiaries per beneficial unit                         None

NET ASSET DATA (AT DECEMBER 31, 2003)

Total assets (cash and cash equivalents)                             $5,738,635

Total liabilities                                                    $5,738,635

Beneficiaries' net assets in liquidation (cash basis)                     $0.00

Net asset value per beneficial unit                                       $0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data (Item
6) and the Unaudited Financial Statements and Notes thereto (Item 8).

         Application of Critical Accounting Policies - Cash Basis of Accounting. The Trust financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Statement of Cash Receipts and Disbursements includes cash receipts as additions and cash disbursements as expenses/deductions. The Trust Agreement provides for the fiscal year of the Trust to end on December 31.

         JMXI Liquidating Trust (the "Trust"), a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by JMXI Inc. ("JMXI") and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI. The Trust began operations on May 1, 2003 when JMXI transferred certain of its assets, subject to certain identified liabilities, to the Trust. The Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust. Through December 31, 2003, the Trust incurred legal expenses and expenses related to Advisory Services (as defined in the Trust Agreement). The Trust expects these expenses to decrease in 2004.

         The Trust recorded an increase in net cash and cash equivalents before distributions to beneficiaries of $5,738,635 ($0.16 per unit) for the period ended December 31, 2003. The increase in net assets primarily resulted from assets transferred to the Trust, property operating income (which is defined as sublease rental income less rent paid), interest income and general and administrative expense.

         At December 31, 2003, the Trust had cash and cash equivalents of $5,738,635. The Trustee believes that its cash resources, receivables and one remaining property are sufficient to meet all anticipated liquidity requirements. Certain depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Management has not assessed the dollar amount of these assets to be received in the future.

         The Trust maintains two accounts. The main account (Principal Trust Account) is used to process the day-to-day activities of the Trust. Pursuant to terms of the Trust Agreement, the Trust entered into an escrow agreement (Escrow Agreement) with Ipsos UK Limited (the Guarantor) and Wells Fargo Bank, National Association (the Escrow Agent) to escrow funds (Escrow Account) for payment of a lease commitment related to property in England. The Guarantor and the Trust have agreed to reimburse the Escrow Agent for all reasonable expenses in performance of its duties. The Guarantor and the Trust share joint responsibility, and pay in equal amounts, all fees payable to the Escrow Agent. Any funds remaining in the Escrow Account upon termination of the Escrow Agreement are to be returned to the Trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust is presently exposed to the effects of interest rate changes primarily from the financial instruments comprising its portfolio of cash and cash equivalents and fluctuations in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           CONTENTS
           Unaudited Financial Statements
           Cash balance sheet                                              7
           Statement of cash receipts and disbursements                    8
           Notes to financial statements                              9 - 13

JMXI LIQUIDATING TRUST

CASH BALANCE SHEET
DECEMBER 31, 2003
SEE ACCOUNTANT'S REPORT


Assets
========================================================================================================
Cash and Cash Equivalents (Note 2)                                                          $5,738,635
                                                                                ------------------------
              TOTAL ASSETS                                                                  $5,738,635
                                                                                ========================

LIABILITIES (RESERVES)

Liabilities (Reserves)
      Distribution reserve for allowed and disputed liabilities (Note 3)                    $5,738,635
                                                                                ------------------------
      TOTAL LIABILITIES (RESERVES)                                                          $5,738,635
                                                                                ========================

See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE PERIOD MAY 1, 2003 THROUGH DECEMBER 31, 2003
SEE ACCOUNTANT'S REPORT


============================================================================================
Receipts:
      Amounts transferred to the Trust (Note 3)                                 $ 7,265,397
      Sublease rental income received (Note 4)                                      907,725
      Tax refunds                                                                   108,387
      Interest received                                                              40,107
      Miscellaneous cash receipts                                                    24,538
                                                                          ------------------
                        TOTAL RECEIPTS                                            8,346,154
                                                                          ------------------
Disbursements:
      Rent paid (Note 4)                                                          1,622,014
      Settlements paid (Note 8)                                                     661,550
      Legal fees                                                                    204,783
      Accounting fees                                                               102,109
      Consulting fees                                                                76,135
      Taxes paid                                                                     28,748
      Other miscellaneous disbursements                                              38,425
      Trustee fees (Note 6)                                                          18,975
      Trustee expenses (Note 6)                                                      61,216
                                                                          ------------------
              TOTAL DISBURSEMENTS                                                 2,813,955
                                                                          ------------------

              EXCESS OF CASH RECEIPTS OVER CASH DISBURSEMENTS                     5,532,199

Foreign currency translation gain (Note 2)                                          206,436

Cash and cash equivalents:
      Beginning
      Ending                                                                             --
                                                                          ------------------
                                                                                $ 5,738,635
                                                                          ==================

See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF ORGANIZATION

The JMXI Liquidating Trust (the Trust), a grantor trust, was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the Trust Agreement), by and between JMXI, Inc. (JMXI), Wells Fargo Bank, National Association (the Liquidating Trustee) and Wells Fargo Delaware Trust Company (the Delaware Trustee). Pursuant to the Plan of Distribution of JMXI, Inc. dated April 22, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI, Inc. dissolved (the Dissolution).

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI (the Beneficiaries). Interests in the Trust (Beneficial Interests) are not assignable or transferable except by will, intestate succession or operation of law.

The common stock transfer books of JMXI were permanently closed on May 1, 2003. All shareholders of JMXI at that time were deemed to be Beneficiaries of the Trust. As of December 31, 2003, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding. The Trust shall dissolve within three years from the date of the Trust Agreement unless it is determined by the Liquidating Trustee that all business of the Trust has not been completed. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The Trust's accounts are maintained on a cash receipts and disbursements basis, and the statement of cash receipts and disbursements reflects cash received and disbursed. The statement of cash receipts and disbursements reflects activity in the Principal Trust account and the Escrow account for the period from the inception of the Trust through December 31, 2003. The cash receipts and disbursements basis is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Therefore, noncash transactions, including receivables, payables and accrued revenue and expenses, which would be recognized under accounting principles generally accepted in the United States of America and which may be material in amount, are not recognized in the accompanying financial statement.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consists of a Principal Trust account and an Escrow Account (see Note 5). The Escrow Account is invested in a savings account that is denominated in British pounds. The Principal Trust account is invested in U.S. Treasury cash reserve money market funds. No minimum excess cash balance is required to be maintained. Balances as of December 31, 2003, were as follows:

Principal Trust account                                 $ 3,038,457
Escrow Account                                            2,700,178
                                                      ---------------
                                                        $ 5,738,635
                                                      ===============

CONCENTRATION OF CREDIT RISK: The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash equivalents and fluctuations in exchange rates. In addition, the Trust maintains its cash and cash equivalents in the Trust account that, at times, may exceed federally insured limits. The Trust has not experienced any losses in such accounts.

FOREIGN CURRENCY TRANSLATION: The Escrow Account, which is denominated in British pounds, is translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Revenues are translated using the actual rate on the day of the transaction.

INCOME TAX STATUS: The Trust is considered a liquidating trust and is exempt from paying income taxes under Treasury Regulations Section 301.7701-4 of the Internal Revenue Code and applicable sections of state statutes.

NOTE 3.  ASSETS AND LIABILITIES TRANSFERRED TO THE TRUST

The Trust assumed certain assets and all asserted and unasserted liabilities arising out of JMXI's ownership of assets. Assets transferred to the Trust included depository accounts, equity interests in JMXI, Inc. foreign subsidiaries, certain amounts receivable and prepaid, and the rights to sublease rental income on certain leased properties. Certain depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Certain receivables are also anticipated to be received and will be transferred into the Trust when received. Management has not assessed the dollar amount of these assets to be received in the future.

The principal assets transferred to the Trust included cash in the amount of $6,694,310 and the interest in several JMXI, Inc. depository accounts totaling $571,087. The principal known liabilities assumed by the Trust included:

o The liabilities and obligations of JMXI under operating leases of properties

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

o The liabilities of JMXI associated with professional services not yet billed and certain advisory service agreements

o Potential amounts payable under pending litigation, including the fees of legal counsel to be incurred in defending those claims

o The obligations of JMXI with respect to amounts owed to certain taxing authorities and vendors (including disputed obligations), and employee benefit-related liabilities

Management is unable to ascertain the amount, if any, by which assets will exceed final liabilities. As a result, all available assets have been reserved for potential allowed and disputed liabilities of the Trust, as defined in Sections 9.1 and 9.2 of the Trust Agreement.

NOTE 4.  RENT PAID AND SUBLEASE RENTAL INCOME RECEIVED

As detailed in Attachment 2 to the Trust Agreement, the Trust has assumed numerous operating leases in New York, California and England for various terms through 2011. A significant number of these leased properties, or portions thereof, have been subleased to several occupants for various terms and amounts through 2011.

NOTE 5.  ESCROW AGREEMENT

The Trust entered into an escrow agreement (Escrow Agreement) with Ipsos UK Limited (the Guarantor) and Wells Fargo Bank, National Association (the Escrow Agent) to escrow funds (Escrow Account) for payment of a lease commitment related to property in England. The Guarantor and the Trust agree to reimburse the Escrow Agent for all reasonable expenses in performance of its duties. The Guarantor and the Trust shall share equally in all fees paid to the Escrow Agent. During the period ended December 31, 2003, the Trust paid fees of $2,500 in accordance with the Escrow Agreement.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6.  FEES PAID TO THE TRUSTEES

In accordance with the Trust Agreement and Escrow Agreement, fees paid through December 31 to the Liquidating Trustee, the Escrow Agent and Delaware Trustee consisted of the following:

                                                          2003
--------------------------------------------------------------------------------
Liquidating Trustee:
     Initial fee                                        $  7,500
     Out-of-pocket expenses: Travel costs                  3,975
Escrow Agent:
     One-half initial fee                                  1,250
     One-half annual fee                                   1,250
Delaware Trustee:
     Initial fee                                           2,500
     Annual fee                                            2,500
                                                     --------------
Total trustee fees                                      $ 18,975
                                                     ==============

Trustee expenses relate to legal fees paid to counsel engaged by the Liquidating Trustee to provide consultation to the Liquidating Trustee regarding Trust matters.

NOTE 7.  INTERIM DISTRIBUTIONS

Article 9.8 of the Liquidating Trust Agreement contains provisions in which interim liquidating distributions may be made. These distributions may be made after the Liquidating Trustee conducts a review of all Trust assets and considers the extent to which these assets exceed the anticipated final liabilities. Distributions will be made at the Liquidating Trustee's discretion ratably to Beneficiaries in accordance with their Beneficiary's percentage interests. At December 31, 2003, no amounts were distributed or payable by the Liquidating Trustee to the Beneficiaries.

NOTE 8.  COMMITMENTS

At the inception of the Trust, there were several actions against JMXI. No estimate of potential liabilities to the Trust was determinable. Settlement costs, which do not include associated legal fees, of $661,550 were incurred during the year ended December 31, 2003. Although there remain two pending actions against the Trust at December 31, 2003, the ultimate outcomes of the claims cannot be determined. One claim was settled subsequent to December 31, 2003, with no liability incurred in the settlement. The Liquidating Trustee believes, based on its current assessment of the facts, that the final disposition of the remaining claim will not have a materially adverse effect on the Trust.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 9. SUBSEQUENT EVENTS

In August 2004 the obligations under the Escrow Agreement (discussed in Note 5, above) were satisfied and approximately $2,600,000 was returned to the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation Of Disclosure Controls And Procedures

         The Trustee's Assistant Vice President, after evaluating the effectiveness of the Trust's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Trust's disclosure controls and procedures were effective.

         (b) Changes in Internal Controls

         There were no significant changes in the Trust's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Trust's internal controls over financial reporting. Subsequent to the Evaluation Date, the Trust has adopted a Disclosure Controls Policy which is designed to insure the reliability and timeliness of its reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Wells Fargo Bank, National Association serves as the Trustee of the Trust. The Trust does not have employees or officers.

         The Trust has not adopted a Code of Ethics because it does not have any officers or employees.

ITEM 11. EXECUTIVE COMPENSATION.

         Under terms of the Trust Agreement, the Trustee received compensation for the period May 1, 2003, through December 31, 2003, of $84,118. Of that amount, $18,975 was paid in 2003 and $65,143 is payable in 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The Trust does not have any securities that vote for the election of the Trustee and, consequently, does not have any "voting securities" within the meaning of the Securities Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities. The Trustee is not a beneficial owner of any Beneficial Interests. The Trustee has no knowledge of any arrangements which may result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)   Financial Statements; Exhibits.

         1.    The financial statements are filed as part of this report under
Item 8, Financial Statements and Supplementary Data.

         2. Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8.

         3.    Exhibits.

               Exhibit 2.1    -    Plan of Distribution of JMXI, Inc., dated
                                   April 2, 2003.*

               Exhibit 2.2    -    JMXI Liquidating Trust Agreement, by and
                                   among the Company, Wells Fargo Bank,
                                   National Association, as liquidating
                                   trustee, and Wells Fargo Delaware Trust
                                   Company, as Delaware trustee dated May 1,
                                   2003.*

               Exhibit 31.1   -    Certification.+

--------------------
         * Filed as an exhibit to the Current Report on Form 8-K dated May 8, 2003 of JMXI Inc., predecessor of JMXI Liquidating Trust, and incorporated herein by reference.

         + Filed herewith.

         (b)   Reports on Form 8-K.

         Current Report on Form 8-K dated May 8, 2003.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        JMXI Liquidating Trust
                                        ----------------------
                                        (Registrant)

                                        By:    Wells Fargo Bank,
                                               National Association, as
                                               liquidating trustee

                                        By:

                                               /s/ Timothy P. Mowdy
                                               --------------------------------
                                        Name:  Timothy P. Mowdy
                                        Title: Assistant Vice President

Dated: December 14, 2004