Form 10-K
period 2004-12-31
JMXI INC
filed 2005-03-30
CIK 1039446

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

(612) 316-1445
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        *JMXI Liquidating Trust is the distributee of certain assets and liabilities of JMXI Inc. and submits reports under JMXI’s former Commission file number. This report is not deemed to be “filed” under the Securities Exchange Act of 1934. See, e.g., MGI Properties MGI Liquidating Trust (pub. avail. Sept. 29, 2000) and Burnham Pacific Properties, Inc. (pub. avail. June 21, 2002).

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not applicable.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not applicable.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  [   ]          No  [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

JMXI LIQUIDATING TRUST

-i-

-ii-

        This report includes “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the Trust’s plans, objectives, representations and contentions and are not historical facts, and may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. Readers should be aware that the forward-looking statements included in this report represent the Trustee’s current judgment and expectations, but actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties. The Trustee does not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

PART I

ITEM 1.   BUSINESS.

Overview

        The JMXI Liquidating Trust (the “Trust”) was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the “Trust Agreement”), by and between Wells Fargo Bank, National Association (the “Trustee”) and JMXI Inc. (“JMXI”). Pursuant to the Plan of Distribution of JMXI, Inc. dated May 1, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI dissolved (the “Dissolution”).

        The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former holders of the common shares of JMXI (the “Beneficiaries”). Interests in the Trust (“Beneficial Interests”) are not assignable or transferable except by will, intestate succession or operation of law. The Beneficial Interests are not certificated. The Trust shall dissolve within three years from the date of the Trust Agreement unless it is determined by the Liquidating Trustee that all business of the Trust has not been completed. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary’s percentage interest, provided that there remain no liabilities for which the Trust may be responsible.

        The principal assets transferred to the Trust on or about May 1, 2003, included:

–	Interest in several JMXI bank accounts
–	Cash in the amount of $7,265,397 (inclusive of interest in JMXI depository accounts)
–	Several accounts receivable

        The principal liabilities assumed by the Trust on May 1, 2003, included:

–	The liabilities and obligations of JMXI under several leases
–	The obligations of JMXI with respect to claims by certain taxing authorities
–	The liabilities of JMXI associated with a certain employee lawsuit brought against JMXI

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

        Income, Payments and Disbursements. The Trust receives income from subtenants and makes payment to landlords on account of several rental properties pursuant to office leases that it assumed at the time it was formed. Payments by the Trust in satisfaction of liabilities totaled $1,903,272 during the year ended December 31, 2004. The Trust did not make any distributions to Beneficiaries during the year ended December 31, 2004.

Reports to Beneficiaries; Meetings

        The Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and reports on Form 8-K whenever, in the opinion of the Trustee, a significant event relating to the Trust’s assets has occurred.

        Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10 percent of the aggregate Beneficial Interests may require the Trustee to call a meeting of the Beneficiaries.

ITEM 2.   PROPERTIES.

        At December 31, 2004, the Trust owned no properties, but assumed several commercial subleases at the time the Trust was formed.

ITEM 3.   LEGAL PROCEEDINGS.

        Litigation claims against JMXI which were discharged during the period ended December 31, 2004, or remain as payment obligations of the Trust are discussed below.

        In re Quokka Sports, Inc. et al.

        This Adversary Proceeding was filed in the Bankruptcy Court for the Northern District of California against JMXI by Quokka Sports, Inc., Liquidating Debtor seeking to avoid an alleged preferential transfer of $42,500. The Trust settled the case on January 8, 2004, for $24,700.

        625 Property Associates v. Jupiter Communications LLC and Jupiter Media Metrix, Inc.

        Complaint filed in 2001 by former landlord following termination and surrender of space for approximately $39,000. Landlord failed to respond to JMXI’s answer and counterclaim and has refused to respond to repeated requests to dismiss or settle the action. The case has never been assigned to a specific judge. No documents have been filed with the court since May 2001. JMXI’s counsel has advised to take no further action with respect to this matter since it appears that the landlord has abandoned the litigation.

        The Trust is presently unaware of any additional litigation for which it may be liable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        There is no public market for the Beneficial Interests of the Trust. Beneficial Interests are not transferable except by will, intestate succession or operation of law. As of December 31, 2004, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding.

ITEM 6.   SELECTED FINANCIAL DATA.

        The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected below are for the period from inception of the Trust through December 31, 2004, and for the year ended December 31, 2004. These historical results are not necessarily indicative of the results to be expected in the future.

Operating Results and Distributions	Inception through 12/31/04 (Unaudited)	For the Year Ended 12/31/04 (Unaudited)

Increase in net assets	$ 6,065,135	$ 326,500

Increase in net assets per beneficial unit before distributions	$ 0.17	$ 0.01

Distributions to Beneficiaries per beneficial unit	None	None

Net Asset Data	As of 12/31/04 (Unaudited)

Total assets (cash and cash equivalents)	$ 6,065,135

Total liabilities	$ 6,065,135

Beneficiaries’ net assets in liquidation (cash basis)	$ 0.00

Net asset value per beneficial unit	$ 0.00

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data (Item 6) and the Unaudited Financial Statements and Notes thereto (Item 8).

        Application of Critical Accounting Policies – Cash Basis of Accounting. The Trust financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Statement of Cash Receipts and Disbursements includes cash receipts as additions and cash disbursements as expenses/deductions. The Trust Agreement provides for the fiscal year of the Trust to end on December 31.

        JMXI Liquidating Trust (the “Trust”), a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by JMXI Inc. (“JMXI”) and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI. The Trust began operations on May 1, 2003, when JMXI transferred certain of its assets, subject to certain identified liabilities, to the Trust. The Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust. During the year ended December 31, 2004, the Trust incurred legal expenses and expenses related to Advisory Services (as defined in the Trust Agreement) of $203,265, representing a decrease of $259,953 from the previous year.

        The Trust recorded an increase in net cash and cash equivalents before distributions to Beneficiaries of $326,500 ($0.01 per unit) for the year ended December 31, 2004. The increase in net assets primarily resulted from assets transferred to the Trust, property operating income (which is defined as sublease rental income less rent paid), interest income, settlements paid and general and administrative expense.

        At December 31, 2004, the Trust had cash and cash equivalents of $6,065,135. The Trustee believes that its cash resources and receivables are sufficient to meet all anticipated liquidity requirements. Certain depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Management has not assessed the dollar amount of these assets to be received in the future.

        The Trust maintained two accounts. The main account (the “Principal Trust Account”) is used to process the day-to-day activities of the Trust. Pursuant to terms of the Trust Agreement, the Trust entered into an escrow agreement (the “Escrow Agreement”) with Ipsos UK Limited (the “Guarantor”) and Wells Fargo Bank, National Association (the “Escrow Agent”) to escrow funds (the “Escrow Account”) for payment of a lease commitment related to property in England. Pursuant to the terms of the Trust Agreement, the Guarantor and the Trust agreed to reimburse the Escrow Agent in equal amounts for all reasonable expenses in performance of its duties.

        In July 2004, the Escrow Account was terminated and all obligations of the Trust, including all obligations for payments due to the Escrow Agent, were deemed satisfied with respect thereto. The former subsidiary of JMXI, MMXI UK (MMXI), was liquidated after paying its creditors. The remaining assets of approximately $2,600,000 were released to the Trust. Subsequently, in November 2004, the liquidator of MMXI, appointed in accordance with UK law, was able to release another $130,000 to the Trust from the reserve it had maintained to satisfy liquidation costs. In addition, the liquidator expects that approximately $170,000 will be released and transferred to the Trust sometime in early 2005. This anticipated amount is the result of a tax refund on account of Value Added Tax paid by MMXI.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Trust is presently exposed to the effects of interest rate changes primarily from the financial instruments comprising its portfolio of cash and cash equivalents and fluctuations in exchange rates.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Contents

Unaudited Financial Statements

Cash balance sheet	6

Statement of cash receipts and disbursements	7

Notes to financial statements	8 – 11

JMXI Liquidating Trust

Cash Balance Sheet
December 31, 2004
See Accountant’s Report

Assets

Cash and Cash Equivalents (Note 2)	$6,065,135

Total assets	$6,065,135

Commitments and Contingencies (Notes 3, 7 and 8)

Liabilities (Reserves)

Distribution Reserve for Allowed and Disputed Liabilities (Note 3)	$6,065,135

Total liabilities (reserves)	$6,065,135

See Notes to Financial Statements.

JMXI Liquidating Trust

Statement of Cash Receipts and Disbursements
For the Year Ended December 31, 2004
See Accountant’s Report

Receipts:
Amounts transferred from the Escrow Account (Note 5)	$2,636,682
Amounts transferred to the Trust (Note 3)	771,996
Sublease rental income received (Note 4)	1,293,319
Tax refunds	6,836
Interest received	98,342
Miscellaneous cash receipts	1,925

Total receipts	4,809,100

Disbursements:
Amounts transferred to the Principal Trust account (Note 5)	2,636,682
Rent paid (Note 4)	1,389,165
Settlements paid (Note 8)	278,888
Legal fees	18,187
Accounting fees	43,576
Consulting fees	25,847
Taxes paid	20,203
Other miscellaneous disbursements	11,751
Trustee fees (Note 6)	100,215
Trustee expenses (Note 6)	15,440

Total disbursements	4,539,954

Excess of cash receipts over cash disbursements	269,146

Foreign currency translation gain (Note 2)	57,354

Cash and cash equivalents:
Beginning	5,738,635

Ending	$6,065,135

See Notes to Financial Statements.

JMXI Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 1.   Nature of Organization

The JMXI Liquidating Trust (the “Trust”), a grantor trust, was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the “Trust Agreement”), by and between JMXI, Inc. (“JMXI”), Wells Fargo Bank, National Association (the “Liquidating Trustee”) and Wells Fargo Delaware Trust Company (the “Delaware Trustee”). Pursuant to the Plan of Distribution of JMXI, Inc. dated April 22, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI, Inc. dissolved (the “Dissolution”).

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI (the “Beneficiaries”). Interests in the Trust (“Beneficial Interests”) are not assignable or transferable except by will, intestate succession or operation of law.

The common stock transfer books of JMXI were permanently closed on May 1, 2003. All shareholders of JMXI at that time were deemed to be Beneficiaries of the Trust. As of December 31, 2004, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding. The Trust shall dissolve within three years from the date of the Trust Agreement unless it is determined by the Liquidating Trustee that all business of the Trust has not been completed. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary’s percentage interest, provided that there remains no liabilities for which the Trust may be responsible.

Note 2.   Summary of Significant Accounting Policies

Basis of presentation:   The Trust’s accounts are maintained on a cash receipts and disbursements basis, and the statement of cash receipts and disbursements reflects cash received and disbursed. The statement of cash receipts and disbursements reflects activity in the Principal Trust account and the Escrow Account for the year ended December 31, 2004. The cash receipts and disbursements basis is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Therefore, noncash transactions, including receivables, payables, and accrued revenue and expenses, which would be recognized under accounting principles generally accepted in the United States of America and which may be material in amount, are not recognized in the accompanying financial statement.

Cash and cash equivalents:   Cash and cash equivalents consisted of a Principal Trust account and an Escrow Account (see Note 5) as of January 1, 2004. The Escrow Account was invested in a savings account denominated in British pounds, and was closed during 2004. The Principal Trust account is invested in U.S. Treasury cash reserve money market funds. No minimum excess cash balance is required to be maintained. The balance in the Principal Trust account as of December 31, 2004, was $6,065,135.

JMXI Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 2.   Summary of Significant Accounting Policies (Continued)

Concentration of credit risk:   The Trust is presently exposed to interest rate changes primarily as a result of the short maturity of the financial instruments comprising its portfolio of cash equivalents. In addition, the Trust maintains its cash and cash equivalents in the Principal Trust account that, at times, may exceed federally insured limits. The Trust has not experienced any losses in such account.

Foreign currency translation:   The Escrow Account, which was denominated in British pounds, was closed during 2004. Receipts and disbursements during 2004 were translated using the actual rate on the day of the transaction.

Income tax status:   The Trust is considered a liquidating trust and is exempt from paying income taxes under Treasury Regulations Section 301.7701-4 of the Internal Revenue Code and applicable sections of state statutes.

Note 3.   Assets and Liabilities Transferred to the Trust

The Trust assumed certain assets and all asserted and unasserted liabilities arising out of JMXI’s ownership of assets. Assets transferred to the Trust included depository accounts, equity interests in JMXI, Inc. foreign subsidiaries, certain amounts receivable and prepaid, and the rights to sublease rental income on certain leased properties. Certain depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Certain receivables are also anticipated to be received and will be transferred into the Trust when received. Management has not assessed the dollar amount of these assets to be received in the future.

The principal assets transferred to the Trust in the period from May 1, 2003, through December 31, 2003, included cash in the amount of $6,694,310 and the interest in several JMXI, Inc. depository accounts totaling $571,087. During 2004, an additional $771,996 was transferred into the Principal Trust account from certain depository accounts as they became liquid. The principal known liabilities assumed by the Trust included:

•	The liabilities and obligations of JMXI under operating leases of properties

•	The liabilities of JMXI associated with professional services not yet billed and certain advisory service agreements

•	Potential amounts payable under pending litigation, including the fees of legal counsel to be incurred in defending those claims

•	The obligations of JMXI with respect to amounts owed to certain taxing authorities and vendors (including disputed obligations), and employee benefit-related liabilities

JMXI Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 3.   Assets and Liabilities Transferred to the Trust (Continued)

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

Note 5.   Escrow Agreement

The Trust entered into an escrow agreement (the “Escrow Agreement”) with Ipsos UK Limited (the “Guarantor”) and Wells Fargo Bank, National Association (the “Escrow Agent”) to escrow funds (the “Escrow Account”) for payment of a lease commitment related to property in England. During the year ended December 31, 2004, settlement claims of $174,000 were disbursed from the Escrow Account. In July 2004, the obligations under the Escrow Agreement were satisfied, and approximately $2.6 million was released and transferred from the Escrow Account to the Principal Trust account.

Note 6.   Fees Paid to the Trustees

In accordance with the Trust Agreement and Escrow Agreement, fees paid during the year ended December 31, 2004, to the Liquidating Trustee and Delaware Trustee consisted of the following:

Liquidating Trustee:
One-time startup fee	$20,000
Administrative fee	75,000
Beneficiary account maintenance	2,715
Delaware Trustee:
Annual fee	2,500

Total trustee fees	$100,215

Trustee expenses relate to legal fees paid to counsel engaged by the Liquidating Trustee to provide consultation to the Liquidating Trustee regarding Trust matters.

JMXI Liquidating Trust

Notes to Financial Statements
(Unaudited)

Note 7.   Interim Distributions

Article 9.8 of the Liquidating Trust Agreement contains provisions in which interim liquidating distributions may be made. These distributions may be made after the Liquidating Trustee conducts a review of all Trust assets and considers the extent to which these assets exceed the anticipated final liabilities. Distributions will be made at the Liquidating Trustee’s discretion ratably to Beneficiaries in accordance with their Beneficiary’s percentage interests. At December 31, 2004, no amounts were distributed or payable by the Liquidating Trustee to the Beneficiaries.

Note 8.   Commitments

At the inception of the Trust, there were several actions against JMXI. No estimate of potential liabilities to the Trust was determinable. Settlement costs, which do not include associated legal fees, of $278,888 were incurred during the year ended December 31, 2004. All active litigation claims were settled in 2004.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.   CONTROLS AND PROCEDURES.

        (a)    Evaluation of Disclosure Controls and Procedures

        One of the Trustee’s Assistant Vice Presidents, after evaluating the effectiveness of the Trust’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), has concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures were effective.

        (b)    Changes in Internal Controls

        There were no significant changes in the Trust’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Trust’s internal controls over financial reporting. The Trust has adopted a Disclosure Controls Policy, which is designed to insure the reliability and timeliness of its reporting.

ITEM 9B.   OTHER INFORMATION.

        None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Wells Fargo Bank, National Association serves as the Trustee of the Trust. The Trust does not have employees or officers.

        The Trust has not adopted a Code of Ethics because it does not have any officers or employees.

ITEM 11.   EXECUTIVE COMPENSATION.

        Under terms of the Trust Agreement, the Trustee received compensation during the year ended December 31, 2004, of $100,215, comprised of Trustee administration fees of $80,215 for the period from May 1, 2003, through April 30, 2004, and a one-time startup fee of $20,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The Trust does not have any securities that vote for the election of the Trustee and, consequently, does not have any “voting securities” within the meaning of the Securities Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5 percent holders of voting securities. The Trustee is not a beneficial owner of any Beneficial Interests. The Trustee has no knowledge of any arrangements which may result in a change of control of the Trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        None.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        (a)    Financial Statements; Exhibits.

1.	The financial statements are filed as part of this report under Item 8, Financial Statements and Supplementary Data.

2.	Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8.

3.	Exhibits.

Exhibit 2.1 – Plan of Distribution of JMXI, Inc., dated April 2, 2003.*

Exhibit 2.2 – JMXI Liquidating Trust Agreement, by and among the Company, Wells Fargo Bank, National Association, as liquidating trustee, and Wells Fargo Delaware Trust Company, as Delaware trustee, dated May 1, 2003.*

Exhibit 31.1 – Certification.+

_________________

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

JMXI Liquidating Trust (Registrant)

By:	Wells Fargo Bank, National Association, as liquidating trustee

By:

/s/ Timothy P. Mowdy

Name:	Timothy P. Mowdy
Title:	Assistant Vice President

Dated: March 30, 2005