Form 10-K
period 2005-12-31
JMXI INC
filed 2006-03-31
CIK 1039446

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     *JMXI Liquidating Trust is the distributee of certain assets and liabilities of JMXI, Inc. and submits reports under JMXI's former Commission file number. This report is not deemed to be "filed" under the Securities Exchange Act of 1934. See, e.g., MGI Properties MGI Liquidating Trust (pub. avail. Sept. 29, 2000) and Burnham Pacific Properties, Inc. (pub. avail. June 21, 2002).

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [_]

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act. Yes [_] No [X]

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             JMXI LIQUIDATING TRUST

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I......................................................................1

ITEM 1. BUSINESS............................................................1

ITEM 1A. RISK FACTORS.......................................................2

ITEM 1B. UNRESOLVED STAFF COMMENTS..........................................3

ITEM 2. PROPERTIES..........................................................3

ITEM 3. LEGAL PROCEEDINGS...................................................3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................3

PART II.....................................................................3

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...........................3

ITEM 6. SELECTED FINANCIAL DATA.............................................4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS...................................................4

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........5

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE...................................................13

ITEM 9A. CONTROLS AND PROCEDURES...........................................13

ITEM 9B. OTHER INFORMATION.................................................13

PART III...................................................................13

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................13

ITEM 11. EXECUTIVE COMPENSATION............................................13

                                                                        Page No.
                                                                        --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS................................14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................14

PART IV...................................................................14

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......................14

SIGNATURES................................................................15

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         The JMXI Liquidating Trust (the "Trust") was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the "Trust Agreement"), by and between Wells Fargo Bank, National Association (the "Trustee") and JMXI, Inc. ("JMXI"). Pursuant to the Plan of Distribution of JMXI, Inc. dated May 1, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI dissolved (the "Dissolution").

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former holders of the common shares of JMXI (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession or operation of law. The Beneficial Interests are not certificated. The Trust shall dissolve within three years from the date of the Trust Agreement, unless it is determined by the Liquidating Trustee that all business of the Trust has not been completed. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible. The Liquidating Trustee anticipates that the Trust's business will not be completed within three years from the date of the Trust Agreement. Therefore, the Liquidating Trustee expects to apply for an extension of the term of the Trust.

         The principal assets transferred to the Trust on or about May 1, 2003, included:

         -        Interest in several JMXI bank accounts
         - Cash in the amount of $7,265,397 (inclusive of interest in JMXI depository accounts)
         -        Several accounts receivable

         The principal liabilities assumed by the Trust on May 1, 2003, included:

         -        The liabilities and obligations of JMXI under several leases
         - The obligations of JMXI with respect to claims by certain taxing authorities
         - The liabilities of JMXI associated with a certain employee lawsuit brought against JMXI

TAX TREATMENT

         Because the Trust is classified as a liquidating trust, it will be treated as a grantor trust for federal income tax purposes and, accordingly, will not be subject to tax on any income or gain recognized by it. Each Beneficiary will be treated as the owner of his pro rata portion of each asset, including cash received by and held by the Trust. Each Beneficiary will be required to take into account in computing his own taxable income his pro rata share of each item of income, gain and loss of the Trust.

         The Trust will issue an annual information statement to the Beneficiaries with tax information sufficient to enable Beneficiaries to complete their tax returns. Beneficiaries are urged to consult with their own tax advisors as to their own filing requirements and the appropriate tax reporting of this information on their returns.

INCOME, PAYMENTS AND DISBURSEMENTS.

         The Trust receives income from subtenants and makes payment to landlords on account of several rental properties pursuant to office leases that it assumed at the time it was formed. Payments by the Trust in satisfaction of liabilities totaled $1,578,989 during the year ended December 31, 2005. The Trust did not make any distributions to Beneficiaries during the year ended December 31, 2005.

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

ITEM 1A. RISK FACTORS.

         Risks to the Trust include the Trust's subtenants defaulting on their lease obligations and additional claims being asserted against the Trust. In the event that subtenants default on their lease obligations or that additional claims are asserted against the Trust, no assurances can be made regarding the amount of money, if any, that will be distributed to the Beneficiaries of the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2. PROPERTIES.

         At December 31, 2005, the Trust owned no properties, but assumed several commercial subleases at the time the Trust was formed.

ITEM 3. LEGAL PROCEEDINGS.

         The Trust is presently unaware of any litigation for which it may be liable, other than as discussed below.

         A complaint was filed in 2001 by a former landlord following termination and surrender of space for approximately $39,000. The landlord failed to respond to JMXI's answer and counterclaim and has refused to respond to repeated requests to dismiss or settle the action. The case has never been assigned to a specific judge. No documents have been filed with the court since May 2001. JMXI's counsel has advised to take no further action with respect to this matter, since it appears that the landlord has abandoned the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no public market for the Beneficial Interests of the Trust. Beneficial Interests are not transferable except by will, intestate succession or operation of law. As of December 31, 2005, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected below are for the period from inception of the Trust through December 31, 2005, and for the year ended December 31, 2005. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                Inception Through   For the Year
                                                                                12/31/05            Ended 12/31/05
                                                                                (Unaudited)         (Unaudited)
                                                                                -----------         -----------
OPERATING RESULTS AND DISTRIBUTIONS
Increase in net assets                                                          $6,187,852          $122,717
Increase in net assets per beneficial unit before distributions                 $0.17               $0.00
Distributions to Beneficiaries per beneficial unit                              None                None

                                                                                                    As of 12/31/05
                                                                                                    (Unaudited)
                                                                                                    -----------
NET ASSET DATA (AT DECEMBER 31, 2005)
Total assets (cash and cash equivalents)                                                            $6,187,852
Total liabilities                                                                                   $6,187,852
Beneficiaries' net assets in liquidation (cash basis)                                               $0.00
Net asset value per beneficial unit                                                                 $0.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial Data (Item
6) and the Unaudited Financial Statements and Notes thereto (Item 8).

         Application of Critical Accounting Policies -- Cash Basis of Accounting. The Trust financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The statement of cash receipts and disbursements includes cash receipts as additions and cash disbursements as expenses/deductions. The Trust Agreement provides for the fiscal year of the Trust to end on December 31.

         JMXI Liquidating Trust (the "Trust"), a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by JMXI, Inc. ("JMXI") and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI. The Trust began operations on May 1, 2003, when JMXI transferred certain of its assets, subject to certain identified liabilities, to the Trust. The Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust. During the year ended December 31, 2005, the Trust incurred legal expenses and expenses related to Advisory Services (as defined in the Trust Agreement) of $114,094, representing a decrease of $89,171 from the previous year.

         The Trust recorded an increase in net cash and cash equivalents before distributions to Beneficiaries of $122,717 ($0.00 per unit) for the year ended December 31, 2005. The increase in net assets primarily resulted from assets transferred to the Trust, property operating income (which is defined as sublease rental income less rent paid), interest income, settlements paid, and general and administrative expense.

         At December 31, 2005, the Trust had cash and cash equivalents of $6,187,852. The Trustee believes that its cash resources and receivables are sufficient to meet all anticipated liquidity requirements. Certain depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Management has not assessed the dollar amount of these assets to be received in the future.

         The Trust maintained two accounts. The main account ("Principal Trust Account") is used to process the day-to-day activities of the Trust. Pursuant to terms of the Trust Agreement, the Trust entered into an escrow agreement ("Escrow Agreement") with Ipsos UK Limited (the "Guarantor") and Wells Fargo Bank, National Association (the "Escrow Agent") to escrow funds ("Escrow Account") for payment of a lease commitment related to property in England. Pursuant to the terms of the Trust Agreement, the Guarantor and the Trust agreed to reimburse the Escrow Agent in equal amounts for all reasonable expenses in performance of its duties.

         In July 2004, the Escrow Account was terminated, and all obligations of the Trust, including all obligations for payments due to the Escrow Agent, were deemed satisfied with respect thereto. The former subsidiary of JMXI, MMXI UK ("MMXI"), was liquidated after paying its creditors. The remaining assets of approximately $2,600,000 were released to the Trust. Subsequently, in November 2004, the liquidator of MMXI, appointed in accordance with UK law, was able to release another $130,000 to the Trust from the reserve it had maintained to satisfy liquidation costs. In addition, in September 2005, $142,830 was released and transferred to the Trust. This amount is the result of a tax refund on account of value-added tax paid by MMXI.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Trust is presently exposed to the effects of interest rate changes primarily from the financial instruments comprising its portfolio of cash and cash equivalents and fluctuations in exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         CONTENTS
         Unaudited Financial Statements
         Cash balance sheet                              7
         Statement of cash receipts and disbursements    8
         Notes to financial statements                   9 - 12

JMXI LIQUIDATING TRUST

CASH BALANCE SHEET
DECEMBER 31, 2005
SEE ACCOUNTANT'S REPORT


Assets
--------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (Note 2)                                                          $6,187,852
                                                                                ------------------------
              TOTAL ASSETS                                                                  $6,187,852
                                                                                ========================

Commitments and Contingencies (Notes 3, 6 and 7)

LIABILITIES (RESERVES)

Distribution Reserve for Allowed and Disputed Liabilities (Note 3)                          $6,187,852
                                                                                ------------------------
      TOTAL LIABILITIES (RESERVES)                                                          $6,187,852
                                                                                ========================

See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2005
SEE ACCOUNTANT'S REPORT


--------------------------------------------------------------------------------------------
Receipts:
      Amounts transferred to the Trust (Note 3)                                 $   143,224
      Sublease rental income received (Note 4)                                    1,398,753
      Interest received                                                             159,729
                                                                          ------------------
                        TOTAL RECEIPTS                                            1,701,706
                                                                          ------------------
Disbursements:
      Rent paid (Note 4)                                                          1,443,902
      Settlements paid (Note 7)                                                      17,876
      Legal fees                                                                        997
      Accounting fees                                                                15,582
      Consulting fees                                                                 1,480
      Other miscellaneous disbursements                                               3,117
      Trustee fees (Note 5)                                                          81,246
      Trustee expenses (Note 5)                                                      14,789
                                                                          ------------------
              TOTAL DISBURSEMENTS                                                 1,578,989
                                                                          ------------------

              EXCESS OF CASH RECEIPTS OVER CASH DISBURSEMENTS                       122,717

Cash and cash equivalents:
      Beginning
      Ending                                                                      6,065,135
                                                                          ------------------
                                                                                $ 6,187,852
                                                                          ==================

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

The common stock transfer books of JMXI were permanently closed on May 1, 2003. All shareholders of JMXI at that time were deemed to be Beneficiaries of the Trust. As of December 31, 2005, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding. The Trust shall dissolve within three years from the date of the Trust Agreement, unless it is determined by the Liquidating Trustee that all business of the Trust has not been completed. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible. As of December 31, 2005, there were outstanding lease commitments and, as a result, the Trust cannot be terminated. The Liquidating Trustee anticipates that the Trust's business will not be completed within three years from the date of the Trust Agreement. Therefore, the Liquidating Trustee expects to apply for an extension of the term of the Trust.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The Trust's accounts are maintained on a cash receipts and disbursements basis, and the statement of cash receipts and disbursements reflects cash received and disbursed. The statement of cash receipts and disbursements reflects activity in the Principal Trust Account for the year ended December 31, 2005. The cash receipts and disbursements basis is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Therefore, noncash transactions, including receivables, payables, and accrued revenue and expenses, which would be recognized under accounting principles generally accepted in the United States of America and which may be material in amount, are not recognized in the accompanying financial statement.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consisted of a Principal Trust Account as of January 1, 2005. The Principal Trust Account is invested in U.S. Treasury cash reserve money market funds. No minimum excess cash balance is required to be maintained. The balance in the Principal Trust Account as of December 31, 2005, was $6,187,852.

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

The principal assets transferred to the Trust in the period from May 1, 2003, through December 31, 2003, included cash in the amount of $6,694,310 and the interest in several JMXI, Inc. depository accounts totaling $571,087. In June 2003, the Trust entered into an escrow agreement (Escrow Agreement) with Ipsos UK Limited (the Guarantor) and Wells Fargo Bank, National Association (the Escrow Agent) to escrow funds (Escrow Account) for payment of a lease commitment related to property in England. During 2004, settlement claims of $174,000 were disbursed from the Escrow Account. Obligations under the Escrow Agreement were satisfied, and approximately $2.6 million was released and transferred from the Escrow Account to the Principal Trust Account.

In addition to the $2,636,682 transferred as a result of the closing of the Escrow Account during 2004, an additional $771,996 was transferred into the Principal Trust Account from certain depository accounts as they became liquid. During 2005, $143,224 was transferred to the Principal Trust Account, which consisted primarily of a tax refund on account of value-added tax paid by a former subsidiary.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3.       ASSETS AND LIABILITIES TRANSFERRED TO THE TRUST (CONTINUED)

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


NOTE 5.       FEES PAID TO THE TRUSTEES

In accordance with the Trust Agreement and Escrow Agreement, fees paid during the year ended December 31, 2005, to the Liquidating Trustee and Delaware Trustee consisted of the following:

Liquidating Trustee:
     Administrative fee                                           $  75,000
     Beneficiary account maintenance                                  3,746
Delaware Trustee:
     Annual fee                                                       2,500
                                                                -----------
Total trustee fees                                                 $ 81,246
                                                                ===========

Trustee expenses relate to legal fees paid to counsel engaged by the Liquidating Trustee to provide consultation to the Liquidating Trustee regarding Trust matters.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6.       INTERIM DISTRIBUTIONS

Article 9.8 of the Trust Agreement contains provisions in which interim liquidating distributions may be made. These distributions may be made after the Liquidating Trustee conducts a review of all Trust assets and considers the extent to which these assets exceed the anticipated final liabilities. Distributions will be made at the Liquidating Trustee's discretion ratably to Beneficiaries in accordance with their Beneficiary's percentage interests. At December 31, 2005, no amounts were distributed or payable by the Liquidating Trustee to the Beneficiaries.


NOTE 7.       COMMITMENTS

At the inception of the Trust, there were several actions against JMXI. No estimate of potential liabilities to the Trust was determinable. Settlement costs, which do not include associated legal fees, of $17,876 were incurred during the year ended December 31, 2005. All active litigation claims were settled in 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures

         One of the trustee's assistant vice presidents, after evaluating the effectiveness of the Trust's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Trust's disclosure controls and procedures were effective.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Under terms of the Trust Agreement, the Trustee received compensation during the year ended December 31, 2005, of $81,246, comprised of Trustee administration and beneficiary account maintenance fees of $80,215 for the period from May 1, 2004, through April 30, 2005, and reimbursement of expenses of $1,031.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         None.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) Financial Statements; Exhibits.

         1. The financial statements are filed as part of this report under Item 8, Financial Statements and Supplementary Data.

         2. Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8.

         3. Exhibits.

            Exhibit 2.1    -   Plan of Distribution of JMXI, Inc., dated
                               April 2, 2003.*

            Exhibit 2.2    -   JMXI Liquidating Trust Agreement, by and among
                               the Company, Wells Fargo Bank, National
                               Association, as liquidating trustee, and Wells
                               Fargo Delaware Trust Company, as Delaware trustee, dated May 1, 2003.*

            Exhibit 31.1   -   Certification.+



--------------------------
         * Filed as an exhibit to the Current Report on Form 8-K dated May 8, 2003, of JMXI, Inc., predecessor of JMXI Liquidating Trust, and incorporated herein by reference.

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


                                             JMXI Liquidating Trust
                                             (Registrant)


                                             By:   Wells Fargo Bank,
                                                   National Association, as
                                                   liquidating trustee

                                             By:

                                             /s/ Timothy P. Mowdy
                                             ----------------------------------
                                             Name:   Timothy P. Mowdy
                                             Title:  Vice President

Dated: March 31, 2006