Form 10-K
period 2006-12-31
JMXI INC
filed 2007-03-30
CIK 1039446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                   c/o Wells Fargo Bank, National Association
         (as successor by consolidation to Wells Fargo Bank Minnesota,
                             National Association)

                          Customized Fiduciary Services
                       Sixth and Marquette, MAC N9303-120
                              Minneapolis, MN 55479
              (Address and zip code of principal executive offices)

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large Accelerated Filer [_]  Accelerated Filer [_]  Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             JMXI LIQUIDATING TRUST

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.........................................................................1

ITEM 1. BUSINESS...............................................................1

ITEM 1A. RISK FACTORS..........................................................3

ITEM 1B. UNRESOLVED STAFF COMMENTS.............................................3

ITEM 2. PROPERTIES.............................................................3

ITEM 3. LEGAL PROCEEDINGS......................................................3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................3

PART II........................................................................3

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............................3

ITEM 6. SELECTED FINANCIAL DATA................................................4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS......................................................4

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE......................................................13

ITEM 9A. CONTROLS AND PROCEDURES..............................................13

ITEM 9B. OTHER INFORMATION....................................................13

PART III......................................................................13

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE...............13

ITEM 11. EXECUTIVE COMPENSATION...............................................13

                                                                        Page No.
                                                                        --------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS...............................................14

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.........................................................14

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................14

PART IV.......................................................................14

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES...........................14

SIGNATURES....................................................................15

         This report includes "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the Trust's plans, objectives, representations and contentions and are not historical facts, and may be identified by use of terms such as "anticipate," "believe," "estimate," "plan," "may," "expect," "intend," "could," "potential," and similar expressions, although some forward-looking statements are expressed differently. Readers should be aware that the forward-looking statements included in this report represent the Liquidating Trustee's current judgment and expectations, but actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties. The Liquidating Trustee does not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         The JMXI Liquidating Trust (the "Trust") was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the "Trust Agreement"), by and among Wells Fargo Bank, National Association (the "Liquidating Trustee"), Wells Fargo Bank Delaware Trust Company, the Liquidating Trustee's affiliate (the "Delaware Trustee") and JMXI, Inc., a Delaware corporation ("JMXI"). Pursuant to the Plan of Distribution of JMXI, Inc. dated May 1, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI dissolved (the "Dissolution").

         The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former holders of the common shares of JMXI (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession or operation of law. The Beneficial Interests are not certificated. The Trust was intended to dissolve within three years from the date of the Trust Agreement; however, the business was not completed as of such date. Although the date of termination is not certain, it is expected that the Liquidating Trustee will take action to terminate the Trust and make distributions to the Beneficiaries upon the termination of the leases described herein. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible.

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

INCOME, PAYMENTS AND DISBURSEMENTS.

         The Trust receives income from subtenants and makes payment to landlords on account of several rental properties pursuant to office leases that it assumed at the time it was formed. The Liquidating Trustee and the landlords have reached an agreement in principal that will only be consummated upon the execution of a written agreement between the Liquidating Trustee, the subtenants and the landlords, to collapse these leases and obtain full releases for each of the Liquidating Trustee and the landlords. After the leases have been collapsed and the releases have been obtained, it is expected that the Liquidating Trustee will take action to terminate the Trust and make distributions to the Beneficiaries.

         Payments by the Trust in satisfaction of liabilities totaled $1,554,574 during the year ended December 31, 2006. The Trust did not make any distributions to Beneficiaries during the year ended December 31, 2006.

REPORTS TO BENEFICIARIES; MEETINGS

         The Liquidating Trustee is required to provide to the Beneficiaries and to file with the Securities and Exchange Commission an annual report on Form 10-K and reports on Form 8-K whenever, in the opinion of the Liquidating Trustee, a significant event relating to the Trust's assets has occurred.

         Generally, there will not be meetings of the Beneficiaries. However, holders of at least 10 percent of the aggregate Beneficial Interests may require the Liquidating Trustee to call a meeting of the Beneficiaries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2. PROPERTIES.

         At December 31, 2006, the Trust owned no properties, but assumed several commercial subleases at the time the Trust was formed.

ITEM 3. LEGAL PROCEEDINGS.

         The Trust is presently unaware of any material pending litigation for which it may be liable, other than as discussed below.

         A complaint was filed against JMXI in 2001 by a former landlord following termination and surrender of space for approximately $39,000. The landlord failed to respond to JMXI's answer and counterclaim and has refused to respond to repeated requests to dismiss or settle the action. The case has never been assigned to a specific judge. No documents have been filed with the court since May 2001. JMXI's counsel has advised it to take no further action with respect to this matter, since it appears that the landlord has abandoned the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no public market for the Beneficial Interests of the Trust. Beneficial Interests are not transferable except by will, intestate succession or operation of law. As of December 31, 2006, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected below are for the period from inception of the Trust through December 31, 2006, and for the year ended December 31, 2006. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                Inception Through   For the Year
                                                                                12/31/06            Ended 12/31/06
                                                                                (Unaudited)         (Unaudited)
                                                                                -----------         -----------
OPERATING RESULTS AND DISTRIBUTIONS

Increase in net assets                                                          $6,393,205          $205,353

Increase in net assets per beneficial unit before distributions                 $0.18               $0.01

Distributions to Beneficiaries per beneficial unit                              None                None


                                                                                                    As of 12/31/06
                                                                                                    (Unaudited)
                                                                                                    -----------
NET ASSET DATA (AT DECEMBER 31, 2006)

Total assets (cash and cash equivalents)                                                            $6,393,205

Total liabilities                                                                                   $6,393,205

Beneficiaries' net assets in liquidation (cash basis)                                               $0.00

Net asset value per beneficial unit                                                                 $0.00

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

         The Trust, a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by JMXI and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI. The Trust began operations on May 1, 2003, when JMXI transferred certain of its assets, subject to certain identified liabilities, to the Trust. The Liquidating Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities and make distributions to the Beneficiaries of the Trust. During the year ended December 31, 2006, the Trust incurred legal expenses and expenses related to Advisory Services (as defined in the Trust Agreement) of $23,948, representing a decrease of $90,146 from the previous year.

         The Trust recorded an increase in net cash and cash equivalents before distributions to Beneficiaries of $205,353 ($0.01 per unit) for the year ended December 31, 2006. The increase in net assets primarily resulted from assets transferred to the Trust, property operating income (which is defined as sublease rental income less rent paid), interest income, and general and administrative expense.

         At December 31, 2006, the Trust had cash and cash equivalents of $6,393,205. The Liquidating Trustee believes that its cash resources and receivables are sufficient to meet all anticipated liquidity requirements. In December 2006, $45,169 was transferred to the Trust relating to the remaining assets of MMXI Europe, B.V. and JMXI Latin America, B.V. Certain other depository accounts and equity interests are not yet liquid and are anticipated to be transferred into the Trust at a later date. Management has not assessed the dollar amount of these assets to be received in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           CONTENTS

           Unaudited Financial Statements                     Page
           ------------------------------                     Number
                                                              ------

           Cash balance sheet                                 7

           Statement of cash receipts and disbursements       8

           Notes to financial statements                      9 - 12

JMXI LIQUIDATING TRUST

CASH BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

ASSETS                                                                  2006           2005
------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (Note 2)                                   $6,393,205     $6,187,852
                                                                    ----------------------------
TOTAL ASSETS                                                         $6,393,205     $6,187,852
                                                                    ============================

Commitments and Contingencies (Notes 3, 6 and 7)

LIABILITIES (RESERVES)

Distribution Reserve for Allowed and Disputed Liabilities (Note 3)   $6,393,205     $6,187,852
                                                                    ----------------------------
TOTAL LIABILITIES (RESERVES)                                         $6,393,205     $6,187,852
                                                                    ============================


See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                        2006           2005
------------------------------------------------------------------------------------------------
Receipts:
Amounts transferred to the Trust (Note 3)                            $   45,169     $  143,224
Sublease rental income received (Note 4)                              1,437,333      1,398,753
Interest received                                                       277,425        159,729
                                                                   -----------------------------
TOTAL RECEIPTS                                                        1,759,927      1,701,706
                                                                   -----------------------------

Disbursements:
Rent paid (Note 4)                                                    1,527,436      1,443,902
Settlements paid (Note 7)                                                     -         17,876
Legal fees                                                                  233            997
Accounting fees                                                           6,971         15,582
Consulting fees                                                               -          1,480
Other miscellaneous disbursements                                         3,190          3,117
Trustee fees (Note 5)                                                     5,613         81,246
Trustee expenses (Note 5)                                                11,131         14,789
                                                                   -----------------------------
TOTAL DISBURSEMENTS                                                   1,554,574      1,578,989
                                                                   -----------------------------

EXCESS OF CASH RECEIPTS OVER CASH DISBURSEMENTS                         205,353        122,717

Cash and cash equivalents:
Beginning                                                             6,187,852      6,065,135
                                                                   -----------------------------
Ending                                                               $6,393,205     $6,187,852
                                                                   =============================


See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF ORGANIZATION

The JMXI Liquidating Trust (the "Trust"), a grantor trust, was established pursuant to the JMXI Liquidating Trust Agreement dated May 1, 2003 (the "Trust Agreement"), by and among JMXI, Inc. ("JMXI"), Wells Fargo Bank, National Association (the "Liquidating Trustee") and Wells Fargo Delaware Trust Company, the Liquidating Trustee's affiliate (the "Delaware Trustee"). Pursuant to the Plan of Distribution of JMXI, Inc. dated May 1, 2003, certain assets and liabilities of JMXI were transferred to the Trust, and JMXI, Inc. dissolved (the "Dissolution").

The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession or operation of law.

The common stock transfer books of JMXI were permanently closed on May 1, 2003. All shareholders of JMXI at that time were deemed to be Beneficiaries of the Trust. As of December 31, 2006, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding. The Trust was intended to dissolve within three years from the date of the Trust Agreement, however, the business of the Trust was not completed as of such date. The Trust may be dissolved at any time by the action of Beneficiaries having more than
66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible. As of December 31, 2006, there were outstanding lease commitments and, as a result, the Trust cannot be terminated.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The Trust's accounts are maintained on a cash receipts and disbursements basis, and the statement of cash receipts and disbursements reflects cash received and disbursed. The statement of cash receipts and disbursements reflects activity in the Principal Trust Account for the years ended December 31, 2006 and 2005. The cash receipts and disbursements basis is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Therefore, noncash transactions, including receivables, payables, and accrued revenue and expenses, which would be recognized under accounting principles generally accepted in the United States of America and which may be material in amount, are not recognized in the accompanying financial statement.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consisted of a Principal Trust Account as of January 1, 2006. The Principal Trust Account is invested in U.S. Treasury cash reserve money market funds. No minimum excess cash balance is required to be maintained. The balance in the Principal Trust Account as of December 31, 2006, was $6,393,205, which included $74,065 of cash and $6,319,139 of money market funds. As of December 31, 2005, cash and cash equivalents of $6,187,852 were invested in money market funds.

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

The principal assets transferred to the Trust in the period from May 1, 2003, through December 31, 2003, included cash in the amount of $6,694,310 and the interest in several JMXI, Inc. depository accounts totaling $571,087. In June 2003, the Trust entered into an escrow agreement ("Escrow Agreement") with Ipsos UK Limited (the "Guarantor") and Wells Fargo Bank, National Association (the "Escrow Agent") to escrow funds ("Escrow Account") for payment of a lease commitment related to property in England. During 2004, settlement claims of $174,000 were disbursed from the Escrow Account. Obligations under the Escrow Agreement were satisfied, and approximately $2.6 million was released and transferred from the Escrow Account to the Principal Trust Account.

In addition to the $2,636,682 transferred as a result of the closing of the Escrow Account during 2004, an additional $771,996 was transferred into the Principal Trust Account from certain depository accounts as they became liquid. During 2006, $45,169 related to the remaining assets of MMXI Europe, B.V. and JMXI Latin America, B.V. was transferred into the Principal Trust Account. During 2005, $143,224 was transferred to the Principal Trust Account, which consisted primarily of a tax refund on account of value-added tax paid by a former subsidiary.

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


NOTE 5.  FEES PAID TO THE TRUSTEES

In accordance with the Trust Agreement and Escrow Agreement, fees paid to the Liquidating Trustee and Delaware Trustee consisted of the following:

                                                               December 31
                                                       -------------------------
                                                           2006          2005
--------------------------------------------------------------------------------
Liquidating Trustee:
Administrative fee                                       $     -      $ 75,000
Beneficiary account maintenance                            3,113         3,746
Delaware Trustee:
Annual fee                                                 2,500         2,500
                                                       -------------------------
Total trustee fees                                       $ 5,613      $ 81,246
                                                       =========================

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

Trustee expenses relate to legal fees paid to counsel engaged by the Liquidating Trustee to provide consultation to the Liquidating Trustee regarding Trust matters.


NOTE 6.  INTERIM DISTRIBUTIONS

Article 9.8 of the Trust Agreement contains provisions in which interim liquidating distributions may be made. These distributions may be made after the Liquidating Trustee conducts a review of all Trust assets and considers the extent to which these assets exceed the anticipated final liabilities. Distributions will be made at the Liquidating Trustee's discretion ratably to Beneficiaries in accordance with their Beneficiary's percentage interests. During 2006 and 2005, no amounts were distributed or payable by the Liquidating Trustee to the Beneficiaries.


NOTE 7.  COMMITMENTS

At the inception of the Trust, there were several actions against JMXI. No estimate of potential liabilities to the Trust was determinable at that time. Settlement costs, which do not include associated legal fees, of $17,876 were incurred during the year ended December 31, 2005. All active litigation claims were settled in 2005 and there were no new claims made in 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures

         One of the Liquidating Trustee's vice presidents, after evaluating the effectiveness of the Trust's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Trust's disclosure controls and procedures were effective.

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

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         Wells Fargo Bank, National Association serves as the Liquidating Trustee of the Trust. The Trust does not have employees or officers.

         The Trust has not adopted a Code of Ethics and does not have a Nominating Committee or Audit Committee because it does not have any directors, officers or employees.

ITEM 11. EXECUTIVE COMPENSATION.

         Under terms of the Trust Agreement, the Liquidating Trustee received compensation during the year ended December 31, 2006, of $16,744, comprised of Liquidating Trustee administration and beneficiary account maintenance fees of $5,613 for the period from May 1, 2006, through April 30, 2007, and reimbursement of expenses of $11,131.

         The Trust does not have a Compensation Committee because it does not have any directors, officers or employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The Trust does not have any securities that vote for the election of the Liquidating Trustee and, consequently, does not have any "voting securities" within the meaning of the Securities Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5 percent holders of voting securities. The Liquidating Trustee is not a beneficial owner of any Beneficial Interests. The Liquidating Trustee has no knowledge of any arrangements which may result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         None. The Trust does not have any directors, officers or employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         None.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) Financial Statements; Exhibits.

         1.  The financial statements are filed as part of this report under
Item 8, Financial Statements and Supplementary Data.

         2. Financial statement schedules have been omitted because the information is either not required, not applicable, or is included in Item 8.

         3.  Exhibits.

             Exhibit 2.1    -   Plan of Distribution of JMXI, Inc., dated
                                May 1, 2003.

             Exhibit 2.2    -   JMXI Liquidating Trust Agreement, by and among
                                the Company, Wells Fargo Bank, National
                                Association, as liquidating trustee, and Wells
                                Fargo Delaware Trust Company, as Delaware trustee, dated May 1, 2003.*

             Exhibit 31.1   -   Certification.+


_________________________

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


                                       JMXI Liquidating Trust
                                       (Registrant)


                                       By:        Wells Fargo Bank,
                                                  National Association, as
                                                  liquidating trustee

                                       By:

                                                  /s/ Timothy P. Mowdy
                                                  ------------------------------
                                                  Name:      Timothy P. Mowdy
                                                  Title:     Vice President

Dated: March 30, 2007