Form 10-K
period 2007-12-31
JMXI INC
filed 2008-04-02
CIK 1039446

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

                   c/o Wells Fargo Bank, National Association
                       (as successor by consolidation to
               Wells Fargo Bank Minnesota, National Association)
                        625 Marquette Ave., MAC N9311-110
                              Minneapolis, MN 55479
              (Address and zip code of principal executive offices)

                                 (612) 667-3961
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |_| Smaller Reporting Company |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             JMXI LIQUIDATING TRUST

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

PART I........................................................................1

ITEM 1. BUSINESS..............................................................1

ITEM 1A. RISK FACTORS.........................................................3

ITEM 1B. UNRESOLVED STAFF COMMENTS............................................3

ITEM 2. PROPERTIES............................................................3

ITEM 3. LEGAL PROCEEDINGS.....................................................4

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4

PART II.......................................................................4

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.............................4

ITEM 6. SELECTED FINANCIAL DATA...............................................5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.....................................................5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........6

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.........................................................15

ITEM 9A. CONTROLS AND PROCEDURES.............................................15

ITEM 9B. OTHER INFORMATION...................................................15

PART III.....................................................................15

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE..............15

ITEM 11. EXECUTIVE COMPENSATION..............................................15

                                                                       Page No.
                                                                       --------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS..............................................16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.................................................................16

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................16

PART IV......................................................................16

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................16

SIGNATURES...................................................................17

         This report includes "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the Trust's plans, objectives, representations and contentions and are not historical facts, and may be identified by use of terms such as "anticipate," "believe," "estimate," "plan," "may," "expect," "intend," "could," "potential" and similar expressions, although some forward-looking statements are expressed differently. Readers should be aware that the forward-looking statements included in this report represent the Liquidating Trustee's current judgment and expectations, but actual results, events and performance could differ materially from those in the forward-looking statements. The forward-looking statements are subject to a number of risks and uncertainties. The Liquidating Trustee does not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

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

         The Trust was formed in order to liquidate the assets and liabilities so transferred to it and to distribute the net funds remaining following such liquidation to the former holders of the common shares of JMXI (the "Beneficiaries"). Interests in the Trust ("Beneficial Interests") are not assignable or transferable except by will, intestate succession or operation of law. The Beneficial Interests are not certificated. The Trust was intended to dissolve within three years. The Trust may be dissolved at any time by the action of Beneficiaries having more than 66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible.

         The Trust receives income from subtenants and makes payment to landlords on account of three remaining rental properties pursuant to office leases that it assumed at the time it was formed. The Liquidating Trustee and the landlords have reached an agreement in principle, subject to the execution of a written agreement among the Liquidating Trustee, the subtenants and the landlords, to terminate these leases and obtain full releases from the subtenants for the benefit of each of the Liquidating Trustee and the landlords. After the leases have been terminated and the releases have been obtained (currently expected to occur in the second quarter of 2008), it is expected that the Liquidating Trustee will take action to terminate the Trust and make final distributions to the Beneficiaries. The Liquidating Trustee will provide notice to the Beneficiaries of any final distributions.

         As of December 31, 2007, the Trust is a tenant or subtenant under three separate real property leases for properties located on the 6th, 12th and 14th floors of a building located at 352 Park Avenue South, New York, New York. The Trust, in turn, subleases each of these properties to a subtenant or sub-subtenant. The Trust is negotiating lease termination agreements for the 6th floor and 14th floor properties. The lease termination agreements, if finalized, would allow the Trust to terminate its lease interest in the properties and receive full releases of any further obligations. The lease for the 12th floor property expires by its own terms on August 27, 2008. The Trust is attempting to negotiate a lease termination agreement for the 12th floor property as well, but if unsuccessful, will fully reserve and escrow at the time of the termination of the Trust all amounts due and owing under the lease, net of expected sublease rental income, until its expiration.

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

INCOME, PAYMENTS AND DISBURSEMENTS

         The Trust receives income from subtenants and makes payment to landlords on account of three rental properties pursuant to office leases that it assumed at the time it was formed. The Liquidating Trustee and the landlords have reached an agreement in principle that will only be consummated upon the execution of a written agreement among the Liquidating Trustee, the subtenants and the landlords, to terminate these leases and obtain full releases for the benefit of each of the Liquidating Trustee and the landlords. After the leases have been terminated and the releases have been obtained, it is expected that the Liquidating Trustee will take action to terminate the Trust and make final distributions to the Beneficiaries.


         Payments by the Trust in satisfaction of liabilities totaled $1,556,603 during the year ended December 31, 2007. The Trust did not make any distributions to Beneficiaries during the year ended December 31, 2007.

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

ITEM 1A. RISK FACTORS.

         Risks to the Trust include the Trust's subtenants defaulting on their lease obligations and any claims being asserted against the Trust. In the event that subtenants default on their lease obligations or that additional claims are asserted against the Trust, no assurances can be made regarding the amount of money, if any, that will be distributed to the Beneficiaries of the Trust.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2. PROPERTIES.

         At December 31, 2007, the Trust owned no properties, but is a tenant or subtenant under three separate real property leases for properties located on the 6th, 12th and 14th floors of a building located at 352 Park Avenue South, New York, New York. The Trust, in turn, subleases each of these properties to a subtenant or sub-subtenant. The Trust is negotiating lease termination agreements for the 6th floor and 14th floor properties. The lease termination agreements will allow the Trust to terminate its lease interest in the properties and receive full releases of any further obligations. The lease for the 12th floor property expires by its own terms on August 27, 2008. The Trust is attempting to negotiate a lease termination agreement for the 12th floor property as well, but if unsuccessful, will fully reserve all amounts due and owing under the lease until its expiration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Beneficiaries, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no public market for the Beneficial Interests of the Trust. Beneficial Interests are not transferable except by will, intestate succession or operation of law. As of December 31, 2007, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

         The following selected unaudited financial data of the Trust are qualified by reference to and should be read in conjunction with the unaudited financial statements, related notes thereto and other financial data included elsewhere herein. The operating results reflected below are for the period from inception of the Trust through December 31, 2007, and for the year ended December 31, 2007. These historical results are not necessarily indicative of the results to be expected in the future.

                                                                                 Inception           For the Year
                                                                                  Through               Ended
                                                                                  12/31/07             12/31/07
                                                                                (Unaudited)          (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Operating results and distributions:
    Increase in net assets                                                          $ 6,472,449             $   79,244
    Increase in net assets per beneficial unit before distributions                        0.18                     --
    Distributions to Beneficiaries per beneficial unit                                     None                   None

                                                                                                    As of 12/31/07
                                                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
Net asset data (at December 31, 2007):
    Total assets (cash and cash equivalents)                                                               $ 6,472,449
    Total liabilities                                                                                        6,472,449
    Beneficiaries' net assets in liquidation (cash basis)                                                           --
    Net asset value per beneficial unit                                                                             --


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

         The Trust, a grantor trust, was formed in order to liquidate the assets and liabilities transferred to it by JMXI and to distribute the net funds remaining following such liquidation to the former shareholders of JMXI. The Trust began operations on May 1, 2003, when JMXI transferred certain of its assets, subject to certain identified liabilities, to the Trust. The Liquidating Trustee is charged with the duty to operate the Trust, liquidate its remaining assets, provide for and satisfy its remaining liabilities, and make distributions to the Beneficiaries of the Trust. During the year ended December 31, 2007, the Trust incurred legal expenses and expenses related to Advisory Services (as defined in the Trust Agreement) of $25,530, representing an increase of $8,786 from the previous year.

         The Trust recorded an increase in net cash and cash equivalents before distributions to Beneficiaries of $79,244 ($0.00 per unit) for the year ended December 31, 2007. The increase in net assets primarily resulted from property operating income (which is defined as sublease rental income less rent paid), interest income, and general and administrative expense.

         At December 31, 2007, the Trust had cash and cash equivalents of $6,472,449. The Liquidating Trustee believes that its cash resources and receivables are sufficient to meet all anticipated liquidity requirements. Certain depository accounts are anticipated to be transferred into the Trust at a later date. Management has not assessed the dollar amount of these assets to be received in the future.

         The Trust historically maintained two accounts. The main account ("Principal Trust Account") is used to process the day-to-day activities of the Trust. Pursuant to terms of the Trust Agreement, the Trust entered into an escrow agreement ("Escrow Agreement") with Ipsos UK Limited (the "Guarantor") and Wells Fargo Bank, National Association (the "Escrow Agent") to escrow funds ("Escrow Account") for payment of a lease commitment related to property in England. Pursuant to the terms of the Trust Agreement, the Guarantor and the Trust agreed to reimburse the Escrow Agent in equal amounts for all reasonable expenses in performance of its duties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        CONTENTS

        Unaudited Financial Statements                         Page Number
        ------------------------------                         -----------

        Cash balance sheets                                    8

        Statements of cash receipts and disbursements          9

        Notes to financial statements                          10 - 14

JMXI LIQUIDATING TRUST

CASH BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS                                                                            2007               2006
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents (Note 2)                                            $ 6,472,449         $ 6,393,205
                                                                              -----------         -----------
         TOTAL ASSETS                                                         $ 6,472,449         $ 6,393,205
                                                                              ===========         ===========

Commitments and Contingencies (Notes 3, 4, 6 and 7)

LIABILITIES (RESERVES)

Distribution Reserve for Allowed and Disputed Liabilities (Note 3)            $ 6,472,449         $ 6,393,205
                                                                              -----------         -----------
         TOTAL LIABILITIES (RESERVES)                                         $ 6,472,449         $ 6,393,205
                                                                              ===========         ===========

See Notes to Financial Statements.

JMXI LIQUIDATING TRUST

STATEMENTS OF CASH RECEIPTS AND DISBURSEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                              2007        2006
-----------------------------------------------------------------------------------
Receipts:
    Amounts transferred to the Trust (Note 3)              $       --   $   45,169
    Sublease rental income received (Note 4)                1,348,665    1,437,333
    Interest received                                         287,182      277,425
                                                           ----------   ----------
         TOTAL RECEIPTS                                     1,635,847    1,759,927
                                                           ----------   ----------

Disbursements:
    Rent paid (Note 4)                                      1,510,801    1,527,436
    Legal fees                                                 11,470          233
    Accounting fees                                             8,473        6,971
    Other miscellaneous disbursements                             329        3,190
    Trustee fees (Note 5)                                       5,232        5,613
    Trustee expenses (Note 5)                                  20,298       11,131
                                                           ----------   ----------
         TOTAL DISBURSEMENTS                                1,556,603    1,554,574
                                                           ----------   ----------

         EXCESS OF CASH RECEIPTS OVER CASH DISBURSEMENTS       79,244      205,353

Cash and cash equivalents:
    Beginning                                               6,393,205    6,187,852
                                                           ----------   ----------
    Ending                                                 $6,472,449   $6,393,205
                                                           ==========   ==========

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

The common stock transfer books of JMXI were permanently closed on May 1, 2003. All shareholders of JMXI at that time were deemed to be Beneficiaries of the Trust. As of December 31, 2007, the Trust had approximately 543 Beneficiaries of record and 36,010,575 units of Beneficial Interest outstanding. The Trust was intended to dissolve within three years from the date of the Trust Agreement; however, the business of the Trust was not completed as of such date. The Trust may be dissolved at any time by the action of Beneficiaries having more than
66.7 percent of the aggregate Beneficiary's percentage interest, provided that there remain no liabilities for which the Trust may be responsible. As of December 31, 2007, there were outstanding lease commitments and, as a result, the Trust cannot be terminated until such commitments are resolved. Subsequent to December 31, 2007, the Trustee and the landlords are in negotiations to terminate the three remaining lease agreements. Assuming that these negotiations are successful and the lease agreements are terminated, it is expected that the Liquidating Trustee will take action to terminate the Trust and make final distributions to the Beneficiaries.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The Trust's accounts are maintained on a cash receipts and disbursements basis, and the statement of cash receipts and disbursements reflects cash received and disbursed. The statements of cash receipts and disbursements reflect activity in the Principal Trust Account for the years ended December 31, 2007 and 2006. The cash receipts and disbursements basis is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America. Therefore, noncash transactions, including receivables, payables, and accrued revenue and expenses, which would be recognized under accounting principles generally accepted in the United States of America and which may be material in amount, are not recognized in the accompanying financial statements.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS: Cash and cash equivalents consisted of a Principal Trust Account as of January 1, 2006. The Principal Trust Account is invested in U.S. Treasury cash reserve money market funds (money market funds). No minimum excess cash balance is required to be maintained. The balance in the Principal Trust Account as of December 31, 2007 and 2006, was $6,472,449 and $6,393,205, respectively.

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

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3.  ASSETS AND LIABILITIES TRANSFERRED TO THE TRUST (CONTINUED)

In addition to the $2,636,682 transferred as a result of the closing of the Escrow Account during 2004, an additional $771,996 was transferred into the Principal Trust Account from certain depository accounts as they became liquid. During 2005, $143,224 was transferred to the Principal Trust Account, which consisted primarily of a tax refund on account of valued-added tax paid by a former subsidiary. During 2006, $45,169 related to the remaining assets of MMXI Europe, B.V. and JMXI Latin America, B.V. was transferred into the Principal Trust Account, which consisted primarily of a tax refund on account of value-added tax paid by a former subsidiary. No additional monies from depository accounts, tax refunds or other sources were received in 2007.

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

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 4.  RENT PAID AND SUBLEASE RENTAL INCOME RECEIVED (CONTINUED)

As of December 31, 2007, the Trust is party to three remaining lease agreements as either tenant or subtenant for three separate real property leases for properties located on the 6th, 12th and 14th floors of a building located at 352 Park Avenue South, New York, New York. The Trust, in turn, subleases each of these properties to a subtenant or sub-subtenant. The Trust is negotiating lease termination agreements for the 6th and 14th floor properties. The lease termination agreements, if finalized, will allow the Trust to terminate its lease interest in the properties and receive full releases of any further obligations. The lease for the 12th floor property expires by its own terms on August 27, 2008. The Trust is attempting to negotiate a lease termination agreement for the 12th floor property as well, but if unsuccessful, will fully reserve and escrow, at lease termination, all amounts due and owing under this lease net of expected sublease rental income until its expiration. The Liquidating Trustee and the landlords have reached an agreement in principle, subject to the execution of a written agreement among the Liquidating Trustee, the subtenants and the landlords, to terminate these leases and obtain full releases for the benefit of each of the Liquidating Trustee and the landlords. After the leases have been terminated and the releases have been obtained (currently expected to occur in the second quarter of 2008), it is expected that the Liquidating Trustee will take action to terminate the Trust and make final distributions to the Beneficiaries. The Liquidating Trustee will provide notice to the Beneficiaries of any final distributions.

NOTE 5.  FEES PAID TO THE TRUSTEES

In accordance with the Trust Agreement and Escrow Agreement, fees paid during the years ended December 31, 2007 and 2006, to the Liquidating Trustee and Delaware Trustee consisted of the following:

                                           Years Ended December 31
                                     -------------------------------
                                            2007               2006
--------------------------------------------------------------------
Liquidating Trustee:
    Beneficiary account maintenance       $ 2,732            $ 3,113
Delaware Trustee:
    Annual fee                              2,500              2,500
                                          -------            -------
Total trustee fees                        $ 5,232            $ 5,613
                                          =======            =======


Trustee expenses relate to legal fees paid to counsel engaged by the Liquidating Trustee to provide consultation to the Liquidating Trustee regarding Trust matters.

JMXI LIQUIDATING TRUST

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 6.  INTERIM DISTRIBUTIONS

Article 9.8 of the Trust Agreement contains provisions in which interim liquidating distributions may be made. These distributions may be made after the Liquidating Trustee conducts a review of all Trust assets and considers the extent to which these assets exceed the anticipated final liabilities. Distributions will be made at the Liquidating Trustee's discretion ratably to Beneficiaries in accordance with each Beneficiary's percentage interests. During 2007 and 2006, no amounts were distributed or payable by the Liquidating Trustee to the Beneficiaries.

NOTE 7.  COMMITMENTS

At the inception of the Trust, there were several actions against JMXI. No estimate of potential liabilities to the Trust was determinable at that time. All active litigation claims were settled in 2005 and there were no remaining claims. As discussed in Notes 1 and 4, the Liquidating Trustee is currently negotiating to terminate its three remaining lease commitments. Any liability associated with the termination of these lease agreements has not been included in the December 31, 2007, financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures

         One of the Liquidating Trustee's vice presidents, after evaluating the effectiveness of the Trust's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, the Trust's disclosure controls and procedures were effective. This annual report does not include an attestation report of the Trust's registered public accounting firm regarding internal control over financial reporting. The Liquidating Trustee's report was not subject to attestation by the Trust's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Liquidating Trustee's report in this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION.

         Under terms of the Trust Agreement, the Liquidating Trustee received payments during the year ended December 31, 2007, of $5,232, comprised of Liquidating Trustee administration and beneficiary account maintenance fees for the period from May 1, 2007, through April 30, 2008.

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

                  Exhibit 31.1 - Certification.+



___________________________
         * Filed as an exhibit to the Current Report on Form 8-K dated May 8, 2003, of JMXI, Inc., predecessor of JMXI Liquidating Trust, and incorporated herein by reference.

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


                                         JMXI Liquidating Trust
                                         ----------------------
                                         (Registrant)


                                         By: Wells Fargo Bank,
                                             National Association, as
                                             liquidating trustee

                                         By:

                                         /s/ Nicholas D. Tally
                                         --------------------------------
                                         Name:      Nicholas D. Tally
                                         Title:     Vice President

Dated: March 31, 2008